Form 10-Q
period 1996-05-31
LAROCHE INDUSTRIES INC
filed 1996-07-12
CIK 797556

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM  10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----                      EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1996
                                                 ------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----                     EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

                       COMMISSION FILE NUMBER   33-79532
                                                --------

                            LAROCHE INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)



                   Delaware                               13-3341472
                   --------                               ----------
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification Number)


           1100 Johnson Ferry Road, N.E., Atlanta, Ga     30342
           ------------------------------------------     -----
           (Address of principal executive offices)       (Zip Code)


           Registrant's telephone number, including area code (404) 851-0300
                                                              --------------

                                         N/A
           ------------------------------------------------------------------
           (Former name or former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:



                 CLASS                        OUTSTANDING AS OF JUNE 30, 1996
     --------------------------------         -------------------------------
       Common Stock,  $.01 par value                  449,250  Shares

                            LAROCHE INDUSTRIES INC.


                                     INDEX


                                                                                              PAGE NO.
                                                                                              --------


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets at May 31, 1996                            1
                    and February 29, 1996

                 Condensed Consolidated Statements of Income for the three                        2
                    months ended May 31, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows for the three                    3
                    months ended May 31, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements                             4


Item 2.          Management's Discussion and Analysis of Financial Condition                      6
                    and Results of Operations



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                9

Item 4.          Submission of Matters to a Vote of Security-Holders                              9

Item 6.          Exhibits and Reports on Form 8-K                                                 9


                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (see Note 1)

                           LAROCHE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (Dollars in thousands, except per share amounts)



                                                                       MAY 31,        FEBRUARY 29,
                                                                        1996              1996
                                                                       -------        ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                              $  5,402         $  3,265
Receivables:
   Trade, net of allowances of $930 and $849 as of May 31, 1996
        and February 29, 1996, respectively                              52,522           57,153
   Other                                                                  6,784            4,848
Inventories (Note 2)                                                     32,770           46,004
Other current assets                                                      3,997            4,878
                                                                       --------         --------
       Total current assets                                             101,475          116,148
Investments                                                              17,122           17,165
Property, plant and equipment, at cost                                  247,717          245,720
Less accumulated depreciation                                           (85,440)         (81,108)
                                                                       --------         --------
Net property, plant and equipment                                       162,277          164,612
Other assets                                                              8,029            8,007
                                                                       --------         --------
Total assets                                                           $288,903         $305,932
                                                                       ========         ========

                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
      Revolving credit facility (Note 3)                                   -            $  4,755
      Accounts payable                                                   31,848           37,770
      Accrued compensation                                                9,600           14,408
      Other accrued liabilities                                          18,904           16,481
      Common stock with put rights (Note 4)                                -               7,475
      Current portion of long-term debt (Note 3)                          6,378            5,990
                                                                       --------         --------
           Total current liabilities                                     66,730           86,879

Long-term debt (Note 3)                                                 109,497          112,940
Deferred income taxes                                                    15,668           15,668
Other noncurrent liabilities                                             34,809           34,378

Commitments and contingencies

Redeemable common stock                                                   7,366            4,771

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding           -              -
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares outstanding                4                4
   Capital in excess of par value                                           630              630
   Retained earnings                                                     54,199           50,662
                                                                       --------         --------
Total stockholders' equity                                               54,833           51,296
                                                                       --------         --------
Total liabilities and stockholders' equity                             $288,903         $305,932
                                                                       ========         ========


See accompanying notes.
                                               1

                            LAROCHE INDUSTRIES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (Dollars in thousands)


                                                              THREE MONTHS ENDED
                                                             ---------------------
                                                              MAY 31,      MAY 31,
                                                               1996         1995
                                                             --------     --------
Net sales                                                    $114,221     $138,341
Cost of sales                                                  91,417      101,590
                                                             --------     --------
Gross profit                                                   22,804       36,751

Selling, general and administrative expenses                   13,627       12,607
                                                             --------     --------
Income from operations                                          9,177       24,144


Interest expense                                               (4,019)      (4,081)
Income from equity investments                                  1,068          152
Other income (expense), net                                        72          153
                                                             --------     --------
Income before income taxes                                      6,298       20,368

Provision for income taxes                                     (2,524)      (8,158)
                                                             --------     --------
Net income                                                      3,774       12,210

Adjustment to estimated fair value of common
   stock with put rights                                         -            (557)
                                                             --------     --------
Income attributable to non-redeemable
   common stockholders                                       $  3,774     $ 11,653
                                                             ========     ========


                                                    THREE MONTHS ENDED
                                     ---------------------------------------------
                                           MAY 31,                 MAY 31,
                                            1996                    1995
                                     --------------------   ----------------------
                                                 PERCENT                 PERCENT
                                     AMOUNT     OF TOTAL     AMOUNT      OF TOTAL
                                     ------     --------     ------      --------
SEGMENT INFORMATION:
NET SALES
Electrochemical products             $ 26,421       23.1%    $ 38,601      27.9%
Nitrogen products                      75,840       66.4       83,018      60.0
Alumina chemicals                      11,960       10.5       16,722      12.1
                                     --------      -----     --------     -----
     Total                           $114,221      100.0%    $138,341     100.0%
                                     ========      =====     ========     =====
INCOME FROM OPERATIONS:
Electrochemical products             $  2,943       32.1%    $ 10,533      43.6%
Nitrogen products                       7,561       82.4       13,154      54.5
Alumina chemicals                        (161)      (1.8)       1,424       5.9
Corporate                              (1,166)     (12.7)        (967)     (4.0)
                                     --------      -----     --------     -----
     Total                           $  9,177      100.0%    $ 24,144     100.0%
                                     ========      =====     ========     =====




See accompanying notes.
                                            2

                           LAROCHE INDUSTRIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Dollars in thousands)




                                                            THREE MONTHS ENDED
                                                          -----------------------
                                                          MAY 31,         MAY 31,
                                                            1996            1995
                                                          -------         -------

OPERATING ACTIVITIES
Net income                                                $ 3,774         $12,210
Depreciation and amortization                               4,379           3,560
Net change in operating assets and liabilities              8,811          20,168
Equity income, net of distributions                            87            (231)
Gain on disposition of assets                                (613)           -
                                                          -------         -------
Net cash provided (used) by operating activities           16,438          35,707

INVESTING ACTIVITIES
Capital expenditures                                       (5,146)         (3,000)
Investments in joint ventures                                 (44)           -
Proceeds from sale of assets and other                      3,816              77
                                                          -------         -------
Net cash used by investing activities                      (1,374)         (2,923)


FINANCING ACTIVITIES
Net repayments under revolving credit facility             (4,755)         (6,105)
Sale of redeemable common stock                             2,636              87
Purchase of common stock with redemption features          (7,516)            (63)
Repayments of long-term debt                               (3,055)         (1,568)
Dividends paid                                               (237)           -
                                                          -------         -------
Net cash (used) provided by financing activities          (12,927)         (7,649)


                                                          -------         -------
Net increase in cash and cash equivalents                   2,137          25,135
Cash and cash equivalents at beginning of period            3,265           5,900
                                                          -------         -------
Cash and cash equivalents at end of period                $ 5,402         $31,035
                                                          =======         =======


See accompanying notes.

                           LAROCHE INDUSTRIES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MAY 31, 1996


NOTE 1 - BASIS OF PRESENTATION


       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ending May 31, 1996 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

       Earnings per share have not been presented since such data provides no meaningful information.

       Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The Company's adoption of SFAS 121 did not have a material impact on the Company's results of operations.


NOTE 2 - INVENTORIES

       The components of inventory are as follows:


                                                       MAY 31,           FEBRUARY 29,
                                                       -------           ------------
                                                         1996                1996
                                                         ----                ----
                                                              (in Thousands)
          Finished goods and in-process                 $21,403             $28,339

          Inventory purchased for resale                  6,380              13,215

          Raw materials                                     883                 873

          Supplies and Catalysts                          7,716               7,989
                                                        -------             -------
                                                         36,382              50,416
          LIFO Reserve                                   (3,612)             (4,412)
                                                        -------             -------
                                                        $32,770             $46,004
                                                        =======             =======






       An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation.

                           LAROCHE INDUSTRIES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 1996


NOTE 3 - BORROWING ARRANGEMENTS

       The Company's borrowings include the following:

                                                                       MAY 31,           FEBRUARY 29,
                                                                       -------           ------------
                                                                         1996                1996
                                                                         ----                ----
                                                                             (in Thousands)
          Revolving credit facility                                    $      0            $  4,755
          Term debt:                                                   ========            ========
               13% senior subordinated notes                           $100,000            $100,000

               Notes payable to USX Corporation                           8,474              11,529
               Note payable to former stockholder                         7,401               7,401
                                                                       --------            --------
          Total                                                         115,875             118,930
          Less current portion                                            6,378               5,990
                                                                       --------            --------
          Long term debt                                               $109,497            $112,940
                                                                       ========            ========


       The Company's 13% senior subordinated notes are due 2004 (the "Notes"). Semi-annual, interest only payments are due February 15 and August 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 1999 at redemption prices set out in the Indenture, dated as of August 17, 1994 between The Bank of New York (as successor to NationsBank of Georgia, National Association), as Trustee, and the Company pursuant to which the Notes were issued (the "Indenture"). The Notes are unsecured obligations of the Company, and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings, and investments, and upon the ability of the Company to enter into certain transactions.

       The LaRoche Industries Inc. Amended and Restated 10% Secured Note due May 1, 2000, dated as of April 30, 1990 in the original principal amount of $16,472,108 and the LaRoche Industries Inc. Amended and Restated 12% Secured Note due May 1, 2000, dated as of April 30, 1990, in the original principal amount of $17,308,173 (collectively, the "USX Notes") bear fixed interest rates of 10% and 12%, respectively, and are due in aggregate semi-annual installments of principal and interest of $2,831,000 with a final payment due May 1, 1998. The USX Notes are senior to the Notes and are secured by the Company's Crystal City, Missouri plant. The USX Notes contain restrictions relating to, among other things, changes in control, the entering into of certain transactions, and the paying of dividends, and are cross-defaulted with other debt of the Company.

       The Company also maintains a $40,000,000 revolving credit facility pursuant to a Credit Agreement (the "Credit Agreement"), dated August 17, 1994, among the Company, the lenders listed therein, and NationsBank, N.A. (South). The revolving credit facility is senior to the Notes and secured by the Company's accounts receivable and inventory. Borrowings are based on eligible accounts receivable and inventory, as defined in the Credit Agreement.
Interest is based on either the prime rate or LIBOR, plus up to 1.25%. At May 31, 1996, the Company had available $40,000,000 of the revolving credit facility. At February 29, 1996, $4,755,000 was outstanding under the credit facility (the weighted average borrowing rate was 6.73%) and $35,245,000 was available. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.125% to 0.25% per annum of

                           LAROCHE INDUSTRIES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 1996


average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the Credit Agreement. The Credit Agreement also contains negative covenants similar to those contained in the Indenture and USX Notes. The obligations of the lenders to make revolving loans and issue letters of credit under the Credit Agreement expire on August 1, 1998. The Company has requested and expects to receive a one-year extension of such expiration date.


NOTE 4 - COMMON STOCK WITH PUT RIGHTS

       On May 31, 1996, pursuant to his shareholder's agreement with the Company, the holder of 25,000 shares of the Company's common stock exercised his right to require the Company to repurchase those shares, and the Company did so repurchase such shares, for $7,475,000 in cash. Such shares constituted the only remaining shares of capital stock of the Company that were subject to put rights by the holder.


NOTE 5 - CONTINGENCIES

       Certain of the Company's fluorocarbon products (R-11 and R-12) previously manufactured by the Electrochemical Products segment were subject to federal regulations which provided for the phase-out of production by December 31, 1995. These products accounted for approximately 2.5% and 3.0% of net sales for the three months ended May 31, 1996 and 1995, respectively, and 8.4% and 4.7% of the Company's gross profit for such periods. Accordingly, such phase-out will have a material impact on the Company's future results of operations.


NOTE 6 - SEASONALITY

       A portion of the Company's nitrogen business serves the agricultural fertilizer market, and a portion of the Company's fluorocarbon products are used as refrigerants in air conditioning systems. These businesses are seasonal with greater sales of such products occuring in the spring and summer seasons.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company's audited financial statements and notes thereto for the fiscal year ended February 29, 1996.

         Demand for the Company's fertilizer and fluorocarbon products is seasonal. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Similarly, refrigerant fluorocarbons are in greater demand during warm weather. Demand for the Company's fertilizer is primarily dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the U.S government's agricultural policy. Due to fertilizer and fluorocarbon seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended May 31, 1996 decreased $24.1 million, or 17.4%, to $114.2 million from $138.3 million for the quarter ended May 31, 1995. The Electrochemical Products segment's net sales for the quarter ended May 31, 1996 decreased $12.2 million, or 31.6%, compared to the same period in the preceding year. The decrease reflects a decrease in fluorocarbon net sales of $7.6 million, or 41.2%, due primarily to decreased sales volume of CFC's R-11 and R-12 and HCFC R-22. Fluorocarbon net sales will continue to decline as a result of the mandated phase-out of R-11 and R-12 fluorocarbon production as of January 1, 1996 and the Company's exit from the packaged refrigerant fluorocarbon business in January 1996. Remaining R-11 and R-12 and other refrigerant fluorocarbon inventory is low and most will be sold over the next few months. Caustic and chlorine net sales decreased due to lower sales volume caused by production problems at the Gramercy facility during the first quarter and due to the sale of caustic soda received under exchange contracts in the quarter ended May 31, 1995 with no comparable sales in the quarter ended May 31, 1996. The Nitrogen Products segment's net sales for the quarter ended May 31, 1996 decreased $7.2 million, or 8.7%, compared to the same period in the preceding year. The decrease was due to: (1) planned decreased sales volume of ammonia produced by the Avondale Ammonia joint venture as the Company increased its consumption of this ammonia internally,
(2) lower sales from the Company's warehousing facilities due to poor weather and crop conditions, partially offset by (3) increased net sales resulting from the acquisition of an ammonium nitrate facility in Seneca, Illinois on December 13, 1995. The Alumina Chemicals segment's net sales for the quarter ended May 31, 1996 decreased $4.8 million, or 28.5%, compared to the same period in the preceding year. The decline was due to both the formation of CRILAR Alumina Company, L.L.C. ("CRILAR") effective September 1, 1995 and the resulting exclusion of such sales from net sales, and the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996, offset somewhat by increased activated alumina net sales.

         COST OF SALES. Cost of sales for the quarter ended May 31, 1996 decreased $10.2 million, or 10.0%, compared to the corresponding period of the preceding year. Cost of sales decreased primarily because of lower sales volume in all segments. Such decrease was partially offset by increased natural gas costs of approximately $7 million. Management believes that if the cost of natural gas remains at current levels, cost of sales will continue to be adversely affected, relative to the prior year, because natural gas is a key raw material of the business.

GROSS PROFIT. Gross profit for the quarter ended May 31, 1996 decreased $14.0 million, or 38.0%, to $22.8 million from $36.8 million for the quarter ended May 31, 1995. The Nitrogen Products segment's gross profit decreased $5.3 million, or 25.2%. This decrease resulted from (1) lower margins obtained on sales of ammonia produced by the Avondale Ammonia joint venture and (2) increased natural gas costs. The Electrochemical Products segment's gross profit decreased by $7.0 million. This decrease was primarily the result of lower caustic and chlorine sales tonnage coupled with higher natural gas costs and production problems at the Gramercy plant. The Alumina Chemicals segment's gross profit decreased by $1.7 million. The formation of CRILAR was one of the reasons for this decline because a portion of these profits is now recorded as income from equity investments. Contributing to the lower gross profit in all segments was the relative insensitivity of the Company's fixed costs, which represent a substantial portion of the Company's overall costs, to decreased sales volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the quarter ended May 31, 1996 totaled $13.6 million compared to $12.6 million for the quarter ended May 31, 1995. As a percentage of net sales, selling, general and administrative expenses were 11.9% for the quarter ended May 31, 1996 and 9.1% for the quarter ended May 31, 1995.

         INCOME FROM EQUITY INVESTMENTS. Income from equity investments for the quarter ended May 31, 1996 was $1.1 million, an increase of $0.9 million, or 602.6% compared to the corresponding period of the previous year. During the quarter ended May 31, 1996, equity investment income from the CRILAR investment, formed as of September 1, 1995, along with increased earnings from other equity investments due to higher margins realized, accounted for the increase.

         OTHER INCOME/EXPENSE (NET). For the quarter ended May 31, 1996, other income (expense), net was $0.1 million compared to other income (expense), net of $0.2 million for the quarter ended May 31, 1995. The decrease is due primarily to reduced interest income resulting from lower cash and cash equivalent balances.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the quarter ended May 31, 1996 was $2.5 million, a $5.7 million decrease from the quarter ended May 31, 1995. The Company's effective tax rate was 40.1% for the quarter ended May 31, 1996, the same rate as the effective tax rate for the same period in the prior year.

         NET INCOME/(LOSS). As a result of the factors described above, net income for the quarter ended May 31, 1996 was $3.8 million, a $8.4 million decrease from the $12.2 million net income recorded in the quarter ended May 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $16.4 million and $35.7 million for the three month periods ended May 31, 1996 and 1995, respectively. The decrease is primarily the result of decreased net income and lower reductions in working capital accounts.

         Cash used in investing activities was $1.4 million for the three month period ended May 31, 1996 compared to $2.9 million in the prior year. Capital expenditures of $5.1 million, partially offset by proceeds of $3.8 million from the sale of certain calcined and tabular alumina production equipment and assets to C-E along with other assets accounted for the net cash used by investing activities. Major capital expenditures included $1.8 million for the Cherokee expansion, storage and material handling projects and $.5 million for the Gramercy powerhouse projects.

         Net cash used by financing activities was $12.9 million and $7.6 million for the three month periods ended May 31, 1996 and 1995, respectively. Current period activity included the $7.5 million repurchase of common stock with put rights (see Note 4 in the financial statements), offset somewhat by the sale of redeemable common stock of $2.6 million, repayments of $4.8 million of outstanding indebtedness under the Company's revolving credit facility, and $3.0 million on the USX Notes. Cash used by financing activities of $7.6 million for the three months ended May 31, 1995 was due to the payment of $6.1 million on the revolving credit facility and $1.5 million on the USX Notes.

The Company has available a $40.0 million long-term revolving credit facility and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its planned operations, capital expenditures and debt service for the foreseeable future.

RECENT DEVELOPMENTS

         On June 25, 1996, the Company's Board of Directors approved the payment of a dividend of $0.50 per share to all shareholders of record as of June 30, 1996. The Board of Directors may or may not declare additional dividends in the future depending upon the financial condition of the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On June 27, 1996, Marathon Pipe Line Company and Marathon Oil Company (collectively, "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy, Louisiana. Marathon is seeking both declaratory relief and an unspecified amount of damages for, among other things, the loss of product, removal and remediation costs, fines and penalties, and expenses and fees related to such litigation. The Company has begun to investigate the situation in order to evaluate the allegations and respond to the complaint. If appropriate, the Company will vigorously defend itself against Marathon's claims. Because the investigation is in a very preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or reasonably to estimate the costs of any possible liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       The Annual Meeting of Stockholders was held on June 25, 1996 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

1. The following directors were elected to continue to serve as directors of the Company:

                                          SHARES           SHARES           SHARES
                                          FOR              AGAINST          ABSTAINED
                                          -------          -------          ---------
       W. Walter LaRoche III              406,750          0                0
       Victoria E. LaRoche                406,750          0                0
       Grant O. Reed                      406,750          0                0
       Paul L. M. Beckwith                406,750          0                0
       Johnnie Lou LaRoche                406,750          0                0
       Louanne C. LaRoche                 406,750          0                0
       C. L. Wagner, Jr.                  406,750          0                0
       George R. Wislar                   406,750          0                0


2. The shareholders approved a resolution to appoint Ernst & Young LLP as the Company's independent public accountants to examine the accounts and statements of the Company and its subsidiaries for the fiscal year 1997.

                                          SHARES           SHARES           SHARES
                                          FOR              AGAINST          ABSTAINED
                                          -------          -------          ---------
                                          406,750          0                0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       3.1 Certificate of Incorporation of the Company, together with all amendments thereto. 1/

       3.2                Bylaws of the Company.  1/

       4.1 Indenture, dated as of August 17, 1994 between The Bank of New York, as successor to NationsBank of Georgia, National Association, as Trustee, and the Company. 2/

       4.2                Form of Note (included in Exhibit 4.1).  2/

       4.3 10% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. 3/

       4.4 12% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. 3/

       10.1 Credit Agreement, dated as of August 17, 1994, among the Company, NationsBank, N.A. (South), successor to Bank South, as Agent, and the Lenders listed therein. 2/

       27                 Financial Data Schedule (for SEC use only)


1/ Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994

2/ Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the second quarter ended August 31, 1994, filed with the Securities and Exchange Commission

3/ Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994


(b)    REPORTS ON FORM 8-K

       On April 15, 1996, the Company filed a Current Report on Form 8-K reporting the disposition of substantially all property, plant and equipment and certain other assets used exclusively in its calcined and tabular alumina production businesses to C-E. The sales price of the assets was $3 million, plus an amount equal to the value of raw material inventory.

                                   SIGNATURES



       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        LAROCHE INDUSTRIES INC.
                                             (Registrant)


Date:  July 12, 1996                    By: /s/  Grant O. Reed
      ---------------                      ------------------------------------
                                           Grant O. Reed, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                            /s/ Richard P. Sehring
                                           ------------------------------------
                                           Richard P. Sehring, Corporate
                                             Controller
                                             (Principal Accounting Officer)