Form 10-Q
period 1996-08-31
LAROCHE INDUSTRIES INC
filed 1996-10-15
CIK 797556

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549


                                   FORM  10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    -----
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31,1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   -----
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number   33-79532

                            LAROCHE INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)



                Delaware                            13-3341472
       ------------------------------------------  ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification Number)

       1100 Johnson Ferry Road, N.E., Atlanta, Ga           30342
       ------------------------------------------         --------
       (Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code (404)  851-0300
                                                          ---------------

                                      N/A
        ------------------------------------------------------------
         (Former name or former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                 CLASS                OUTSTANDING AS OF SEPTEMBER 30, 1996
     -------------------------------  ------------------------------------
       Common Stock,  $.01 par value           449,918 Shares

                            LAROCHE INDUSTRIES INC.


                                     INDEX


                                                                          PAGE NO.
                                                                          -------
 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at August 31, 1996         1
             and February 29, 1996

           Condensed Consolidated Statements of Income for the six          2
             months and three months ended August 31, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows for the six      3
             months ended August 31, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements             4

 Item 2.   Management's Discussion and Analysis of Financial Condition      7
             and Results of Operations


 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                                10

 Item 6.   Exhibits and Reports on Form 8-K                                 10

                        PART  1.  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (see Note 1)

                           LAROCHE  INDUSTRIES  INC.
              CONDENSED  CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                      AUGUST 31,  FEBRUARY 29,
                                                                         1996        1996
                                                                      --------     --------
                                         ASSETS
Current assets:
Cash and cash equivalents                                               $3,316       $3,265
Receivables:
   Trade, net of allowances of $1,131 and $849 as of August 31, 1996
   and February 29, 1996, respectively                                  47,403       57,153
   Other                                                                 9,710        4,848
Inventories (Note 2)                                                    27,418       46,004
Other current assets                                                     4,674        4,878
                                                                      --------     --------
   Total current assets                                                 92,521      116,148
Investments                                                             17,440       17,165
Property, plant and equipment, at cost                                 249,598      245,720
Less accumulated depreciation                                          (83,367)     (81,108)
                                                                      --------     --------
Net property, plant and equipment                                      166,231      164,612
Other assets                                                             9,671        8,007
                                                                      --------     --------
Total assets                                                          $285,863     $305,932
                                                                      ========     ========

                                  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
      Revolving credit facility (Note 3)                                $3,235       $4,755
      Accounts payable                                                  34,401       37,770
      Accrued compensation                                              10,971       14,408
      Other accrued liabilities                                         13,123       16,481
      Common stock with put rights (Note 4)                               -           7,475
      Current portion of long-term debt (Note 3)                         6,528        5,990
                                                                      --------     --------
           Total current liabilities                                    68,258       86,879

Long-term debt (Note 3)                                                107,642      112,940
Deferred income taxes                                                   15,668       15,668
Other noncurrent liabilities                                            36,026       34,378

Commitments and contingencies

Redeemable common stock                                                  7,666        4,771

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding          -            -
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued                    4            4
   Capital in excess of par value                                          630          630
   Retained earnings                                                    49,969       50,662
                                                                      --------     --------
Total stockholders' equity                                              50,603       51,296
                                                                      --------     --------
Total liabilities and stockholders' equity                            $285,863     $305,932
                                                                      ========     ========

See accompanying notes.

                           LAROCHE  INDUSTRIES  INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                --------------------    ------------------
                                                AUGUST 31, AUGUST 31, AUGUST 31, AUGUST 31,
                                                  1996        1995       1996       1995
                                                --------     ------      -----     -------
Net sales                                       $87,441    $105,304   $201,662    $243,645
Cost of sales                                    77,016      79,416    168,433     181,006
                                                -------    --------   --------    --------
Gross profit                                     10,425      25,888     33,229      62,639

Selling, general and administrative expenses     14,761      13,976     28,388      26,583
                                                -------    --------   --------    --------
Income (loss) from operations                    (4,336)     11,912      4,841      36,056

Interest expense                                 (3,566)     (4,163)    (7,585)     (8,244)
Income from equity investments                    1,160         375      2,228         527
Other income (expense), net                         (45)        112         27         265
                                                -------    --------   --------    --------
Income (loss) before income taxes                (6,787)      8,236       (489)     28,604

(Provision) benefit  for income taxes             2,782      (3,575)       258     (11,733)
                                                -------    --------   --------    --------
Net income (loss)                                (4,005)      4,661       (231)     16,871

Adjustment to estimated fair value of common
   stock with put rights                            -          (722)       -        (1,279)
                                                -------    --------   --------    --------
Income (loss) attributable to non-redeemable
   common stockholders                          $(4,005)   $  3,939   $   (231)   $ 15,592
                                                =======    ========   ========    ========



                                                         THREE  MONTHS  ENDED
                                                 ----------------------------------------
                                                    AUGUST 31,            AUGUST 31,
                                                       1996                  1995
                                                 ------------------   -------------------
                                                            Percent               Percent
                                                 Amount    of Total    Amount    of Total
                                                 -------   --------   --------   --------
SEGMENT INFORMATION:
NET SALES
Electrochemical products                         $25,024       28.6 % $ 40,004       38.0 %
Nitrogen products                                 51,865       59.3     48,555       46.1
Alumina chemicals                                 10,552       12.1     16,745       15.9
                                                 -------      -----   --------      -----
     Total                                       $87,441      100.0 % $105,304      100.0 %
                                                 =======      =====   ========      =====
INCOME (LOSS) FROM OPERATIONS:
Electrochemical products                         $   862      (19.9)% $  9,435       79.2 %
Nitrogen products                                 (4,185)      96.5      1,754       14.7
Alumina chemicals                                    642      (14.8)     1,762       14.8
Corporate                                         (1,655)      38.2     (1,039)      (8.7)
                                                 -------      -----   --------      -----
     Total                                       $(4,336)     100.0 % $ 11,912      100.0 %
                                                 =======      =====   ========      =====





See accompanying notes.
                                       2

                           LAROCHE  INDUSTRIES  INC.
       CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                             (Dollars in thousands)





                                                                 SIX MONTHS ENDED
                                                              ------------------------
                                                              AUGUST 31,     AUGUST 31,
                                                                1996            1995
                                                              --------       ---------
 OPERATING ACTIVITIES
 Net income                                                    $  (231)        $16,871
 Depreciation and amortization                                   9,023           7,156
 Net change  in operating assets and liabilities                11,992           9,048
 Equity income, net of distributions                                64            (231)
 Other                                                            (504)           (250)
                                                               -------         -------
 Net cash provided by operating activities                      20,344          32,594

 INVESTING ACTIVITIES
 Capital expenditures                                          (12,686)         (6,922)
 Investments in joint ventures                                    (339)           -
 Proceeds from sale of assets and other                          4,054           1,155
                                                               -------         -------
 Net cash used by investing activities                          (8,971)         (5,767)


 FINANCING ACTIVITIES
 Net repayments under revolving credit facility                 (1,520)         (3,445)
 Sale of common stock with redemption features                   2,936           1,722
 Purchase of common stock with redemption features              (7,516)            (63)
 Repayments of long-term debt                                   (4,760)         (8,969)
 Dividends paid                                                   (462)           -
                                                               -------         -------
 Net cash (used) by financing activities                       (11,322)        (10,755)

                                                               -------         -------
 Net (decrease) increase in cash and cash equivalents               51          16,072
 Cash and cash equivalents at beginning of period                3,265           5,900
                                                               -------         -------
 Cash and cash equivalents at end of period                    $ 3,316         $21,972
                                                               =======         =======





 See accompanying notes.
                                       3

                           LAROCHE  INDUSTRIES  INC.

       NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST 31,  1996


NOTE 1 - BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ending August 31, 1996 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

     Earnings per share have not been presented since such data provides no significant information about the value of the Company.

     Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (SFAS 121). The Company's adoption of SFAS 121 did not have a material impact on the Company's results of operations.


NOTE 2 - INVENTORIES

     The components of inventory are as follows:


                                AUGUST 31,  FEBRUARY 29,
                                ----------  ------------
                                   1996         1996
                                ----------  ------------
                                     (in Thousands)

Finished goods and in-process     $15,260       $28,339

Inventory purchased for resale      6,078        13,215

Raw materials                         804           873

Supplies and Catalysts              7,688         7,989
                                  -------       -------
                                   29,830        50,416


LIFO Reserve                       (2,412)       (4,412)
                                  -------       -------
                                  $27,418       $46,004
                                  =======       =======

                           LAROCHE  INDUSTRIES  INC.

       NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST  31, 1996


     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation. During the year to date period ended August 31, 1996 inventory quantities were reduced resulting in the liquidation of certain inventory quantities valued under the LIFO method. The effect of the liquidation during the year to date period ended
August 31, 1996 was  not material to net income.   Management does not intend
to replace the inventories which were liquidated prior to February 28, 1997.


NOTE 3 - BORROWING ARRANGEMENTS

     The Company's borrowings include the following:

                                          AUGUST 31,   FEBRUARY 29,
                                          ----------   -----------
                                             1996          1996
                                             ----          ----
                                              (in Thousands)
Revolving credit facility                  $  3,235      $  4,755
                                           ========      ========

Term debt:

   13% senior subordinated notes           $100,000      $100,000

   Notes payable to USX Corporation           8,249        11,529

   Note payable to former stockholder         5,921         7,401
                                           --------      --------

Total                                       114,170       118,930

Less current portion                          6,528         5,990
                                           --------      --------

Long term debt                             $107,642      $112,940
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

     The LaRoche Industries Inc. Amended and Restated 10% Secured Note due May 1, 2000, dated as of April 30, 1990 in the original principal amount of $16,472,108 and the LaRoche Industries Inc. Amended and Restated 12% Secured Note due May 1, 2000, dated as of April 30, 1990, in the original principal amount of $17,308,173 (collectively, the "USX Notes") bear fixed interest rates of 10% and 12%, respectively, and are due in aggregate semi-annual installments of principal and interest of $2,831,000 with a final payment due May 1, 1998. The USX Notes are senior to the Notes and are secured by the Company's Crystal City, Missouri plant. The USX Notes contain restrictions relating to, among other things, changes in control, the ability of the Company to enter into certain transactions, the payment of dividends, and are cross-defaulted with other debt of the Company.

                           LAROCHE  INDUSTRIES  INC.

       NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST  31, 1996


     The Company also maintains a $40,000,000 revolving credit facility pursuant to a Credit Agreement (the "Credit Agreement"), dated August 17, 1994, among the Company, the lenders listed therein, and NationsBank, N.A. (South). The revolving credit facility is senior to the Notes and secured by the Company's accounts receivable and inventory. Borrowings are based on eligible accounts receivable and inventory, as defined in the Credit Agreement.
Interest is based on either the prime rate or LIBOR, plus up to 1.25%. At August 31, 1996, $3,325,000 was outstanding under the credit facility and the weighted average borrowing rate was 8.25%. At February 29, 1996, $4,755,000 was outstanding under the credit facility and the weighted average borrowing rate was 6.73%. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.125% to 0.25% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the Credit Agreement. The Credit Agreement also contains negative covenants similar to those contained in the Indenture and USX Notes. The obligations of the lenders to make revolving loans and issue letters of credit under the Credit Agreement expire on August 1, 1999.


NOTE 4 - COMMON STOCK WITH PUT RIGHTS

     On May 31, 1996, pursuant to his shareholder's agreement with the Company, the holder of 25,000 shares of the Company's common stock exercised his right to require the Company to repurchase those shares. The Company repurchased such shares for $7,475,000 in cash on May 31, 1996. Such shares constituted the only remaining shares of capital stock of the Company that were subject to put rights by the holder.

NOTE 5 - SEASONALITY

     A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occuring in the spring and, to a lesser extent, the fall planting seasons.

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

     Demand for the Company's fertilizer products is seasonal. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the U.S government's agricultural policy. Due to fertilizer seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in periods of reduced production at such facilities. Due to the timing of these activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.


RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter ended August 31, 1996 decreased $17.9 million, or 16.9%, to $87.4 million from $105.3 million for the quarter ended August 31, 1995. Net sales for the six months ended August 31, 1996 decreased $41.9 million, or 17.2% from $243.6 million for the six months ended August 31, 1995.

     The Electrochemical Products segment's net sales for the quarter ended August 31, 1996 decreased $14.9 million, or 37.4%, compared to the same period in the preceding year. Net sales of Electrochemical Products for the six months ended August 31, 1996 decreased $27.2 million, or 34.5% from $80.9 million for the six months ended August 31, 1995. The decreases reflect reductions in fluorocarbon net sales of $12.4 million, or 55.4% for the quarter ended August 31, 1996 as compared to the quarter ended August 31, 1995 and $20.0 million for the six months ended August 31, 1996 as compared to the prior year. The decreases are due primarily to decreased sales volume of fluorocarbon refrigerant products of $11.9 million and $18.4 million as compared to the quarter and year to date periods ended August 31, 1995, respectively. Caustic and chlorine net sales for the quarter ended August
31, 1996 decreased $2.5 million or 14.5% compared to the same quarter in the preceding year and for the six months ended August 31, 1996 decreased $7.1 million, or 18.9% compared to the prior year. The year to date decrease was primarily due to lower sales volume of $4.3 million caused by production problems at the Gramercy facility and the sale of $2.0 million of caustic soda received under exchange contracts in the quarter ended May 31, 1995 with no comparable sales in the quarter ended May 31, 1996.

     The Nitrogen Products segment's net sales for the quarter ended August 31, 1996 increased $3.3 million, or 6.8%, compared to the same period in the preceding year. Net sales of Nitrogen Products for the six months ended August 31, 1996 decreased $3.9 million, or 2.9% from $131.6 million for the six months ended August 31, 1995. The increase in net sales during the quarter ended August 31, 1996 as compared to the same period in the preceding year is due to increased net sales of $7.3 million by the Company's newly acquired ammonium nitrate facility in Seneca, Illinois offset by decreased sales of ammonia produced by the Company's Avondale Ammonia joint venture of $2.6 million. This decrease resulted from lower sales prices of ammonia recognized during the
period as compared to prior periods.   In addition, the decrease resulted from
lower sales from the Company's warehousing facilities as a result of poor weather and planting conditions. The decrease in net sales during the six months ended August 31, 1996 as compared to the preceding year reflects a decrease in the sales price of ammonia as well as a decrease in sales volume of ammonia produced by the Avondale Ammonia joint venture of $10.9 million (primarily resulting from an increase in internal consumption of product produced by the facility), lower sales from the Company's warehousing facilities partially offset by a increase in net sales of $13.7 million from the ammonium nitrate facility located in Seneca, Illinois.

     The Alumina Chemicals segment's net sales for the quarter ended August 31, 1996 decreased $6.2 million, or 36.9%, compared to the same period in the preceding year. Net sales of alumina chemicals for the six months ended August 31, 1996 decreased $10.9 million or 32.7% from $33.5 million for the six months ended August 31, 1995. The decline for the quarterly and year to date periods, respectively was due to (1) the formation of CRILAR Alumina Company, L.L.C. ("CRILAR") effective September 1, 1995 and the resulting exclusion of approximately $3.5 million of net sales during the quarter and $6.9 million of net sales during the year from the segment's net sales as compared to the preceding periods and (2) the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 which resulted in the exclusion of approximately $3.3 million of net sales during the quarter and $6.8 million of net sales during the year from the segment's net sales as compared to the prior year. Such decreases were offset somewhat by increased activated alumina net sales.

     GROSS PROFIT. Gross profit for the quarter ended August 31, 1996 decreased $15.5 million, or 59.7%, to $10.4 million from $25.9 million for the quarter ended August 31, 1995. Gross profit for the six months ended August 31, 1996 decreased $29.4 million, or 46.9% to $33.2 million from $62.6 million for the six months ended August 31, 1996.

     The Electrochemical Products segment's gross profit decreased by $8.8 million, or 68.9% during the quarter and $15.8 million, or 61.9% during the year as compared to the preceding periods. This decrease was primarily the result of lower caustic and chlorine sales tonnage caused primarily by production problems experienced at the Gramercy plant coupled with higher natural gas costs and lower fluorocarbons sales tonnage resulting primarily from the Company's federally mandated withdrawal from production and corresponding reduction in sales of refrigerant products.

     The Nitrogen Products segment's gross profit decreased $4.9 million, or 54.0% during the quarter and $10.3 million, or 34.1% during the year as compared to the preceding periods. This decrease resulted primarily from the reduction in margins obtained on sales of ammonia produced by the Avondale Ammonia joint venture which were caused by the decreased sales price of ammonia during the year as compared to preceding periods and production problems
experienced at the facility during the second quarter.   In addition, increased
natural gas costs and operating losses incurred at the ammonium nitrate facility located in Seneca, Illinois contributed to the reduction in the gross profits recognized by the segment.

     The Alumina Chemicals segment's gross profit decreased by $1.7 million, or 43.3% during the quarter and $3.4 million, or 47.8% during the year as compared to the preceding periods. The formation of CRILAR contributed to this decline because a portion of these profits, approximately $0.7 million for the six months ended August 31, 1996, is now recorded as income from equity investments. Also contributing to the decrease was the decrease in sales volumes of Versal products as compared to the preceding periods as a result of the formation of CRILAR.

     Contributing to the lower gross profit in all segments was increased natural gas costs during the six months ended August 31, 1996 of approximately $8.8 million as compared to the preceding year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the quarter ended August 31, 1996 totaled $14.8 million compared to $14.0 million for the quarter ended August 31, 1995. As a percentage of net sales, selling, general and administrative expenses were 16.9% for the quarter ended August 31, 1996 and 13.3% for the quarter ended August 31, 1995. Selling, general and administrative expense for the six month period ended August 31, 1996 totaled $28.4 million, or 14.1% of net sales compared to $26.6 million, or 10.9% of net sales for the six months ended August 31, 1995.

     The increase in selling, general and administrative expense as a percentage of net sales for the quarter and six month periods ended August 31, 1996 compared to the preceding periods is due primarily to the overall reduction in net sales during the year as well as increased expenses incurred by the ammonuim nitrate facility in Seneca, Illinois which were not incurred in the prior periods.

     INCOME FROM EQUITY INVESTMENTS. Income from equity investments for the quarter and for the six months ended August 31, 1996 was $1.2 million and $2.2 million, respectively. Income from equity investments includes an increase of $0.8 million and $1.7 million for the quarter and sixth month periods ended August 31, 1996, respectively compared to the corresponding periods in the preceding year. Equity investment income from the CRILAR investment (which was formed as of September 1, 1995) of $0.7 million along with increased earnings from Kaiser LaRoche Hydrate Partnership of $0.7 million which were due to higher margins realized for the six month period ended August 31, 1996, 2 accounted for the increase.

     OTHER INCOME/EXPENSE (NET). For the quarter ended August 31, 1996, other income (expense), net was ($0.05 million) compared to other income (expense), net of $0.1 million for the quarter ended August 31, 1995. Other income (expense), net for the six months ended August 31, 1996 was $.03 million compared to other income (expense), net of $0.3 million for the six months ended August 31, 1995. The decrease in income is due primarily to reduced interest income resulting from lower cash and cash equivalent balances.

     PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes for the quarter ended August 31, 1996 was ($2.8 million), an $6.4 million decrease from the quarter ended August 31, 1995. Provision for income taxes for the six months ended August 31, 1996 was ($0.3 million), a decrease of $11.7 million from the six months ended August 31, 1995. The decrease reflects the reduction in income before income taxes as compared to the preceding periods. The Company's effective tax rate was 40.9% for the quarter ended August 31, 1996, the same rate as the effective tax rate for the year ended February 29, 1996.

     NET INCOME/(LOSS). As a result of the factors described above, net loss for the quarter ended August 31, 1996 was ($4.0 million) and for the six months ended August 31, 1996 was ($0.2 million). Net loss includes an $8.7 million decrease from the $4.7 million net income recorded in the quarter ended August 31, 1995 and a $15.8 million decrease from the $15.6 million recorded in the six months ended August 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $20.3 million and $32.6 million for the six month periods ended August 31, 1996 and 1995, respectively. The decrease is primarily the result of decreased net income.

     Cash used in investing activities was $9.0 million for the six month period ended August 31, 1996 compared to $5.8 million in the prior year. Capital expenditures of $12.7 million, partially offset by proceeds of $4.1 million from the sale of certain calcined and tabular alumina production equipment and assets along with other assets accounted for the net cash used by investing activities. Major capital expenditures included $3.9 million for the Cherokee expansion, storage and material handling projects and $0.8 million for the Gramercy powerhouse improvement projects. Cash used by investing activities of $5.8 million for the six months ended August 31, 1995 included capital expenditures of $6.9 million partially offset by the proceeds from the sale of assets.

     Net cash used by financing activities was $11.3 million and $10.8 million for the six month periods ended August 31, 1996 and 1995, respectively. Current period activity included the $7.5 million repurchase of common stock with put rights (see Note 4 in the financial statements), partially offset by the sale of redeemable common stock of $2.9 million, repayments of $1.5 million, net, of outstanding indebtedness under the Company's revolving credit facility, and repayments of $4.8 million on long-term debt. Cash used by financing activities of $10.8 million for the six months ended August 31, 1995 was due to the repayment of $3.4 million, net, on the revolving credit facility and $8.9 million on the USX Notes which included an accelerated payment of $7.4 million offset by the receipt of $1.7 million on the sale of common stock with redemption features.

The Company has available a $40.0 million long-term revolving credit facility and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its planned operations, capital expenditures and debt service for the foreseeable future.

RECENT DEVELOPMENTS

On July 15, 1996 Harold W. (Bud) Ingalls joined the Company as Vice President and Chief Financial Officer. Mr. Ingalls most recently served as Vice President and Chief Financial Officer of OHM Corp. Atlanta, an affiliate of WMX Technologies, Inc.

On August 22, 1996 Vincent R. Gurzo joined the Company as Vice President of Specialty Chemicals. Mr. Gurzo is responsible for the Company's Alumina and Specialty Chemicals business lines.

Effective October 1, 1996 John R. Hall joined the Board of Directors of LaRoche Industries Inc. Mr. Hall is the Chairman of the Board and former Chief Executive Officer of Ashland, Inc. Mr. Hall will resign as Chairman of Ashland upon his retirement on February 1, 1997.


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, on June 27, 1996, Marathon Pipe Line Company and Marathon Oil Company (collectively, "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surronding area near Gramercy, Louisiana. In connection with the Gasoline release, a class action petition was filed on May 28, 1996 by Pernell Ramagos and certain other named petitioners ("Petitioners") on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release in the 23rd Judicial District Court for the Parish of St. James Louisiana against Marathon. On September 19, 1996 , the Petitioners amended their original petition to add the Company as a defendent to the class action lawsuit. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. If appropriate, the Company will vigorously defend itself against all claims. Because the investigation is in a very preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability.

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

  27   Financial Data Schedule (for SEC use only).

(B)  REPORTS ON FORM 8-K
     NONE

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


                                        LAROCHE INDUSTRIES INC.
                                             (Registrant)


Date: October 15, 1996                  By: /s/ Grant O. Reed
                                           ----------------------
                                           Grant O. Reed, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                            /s/ Harold W. Ingalls
                                           ------------------------
                                           Harold W. Ingalls,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)