Form 10-Q
period 1996-11-30
LAROCHE INDUSTRIES INC
filed 1997-01-08
CIK 797556

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----                        EXCHANGE ACT OF 1934

             For the quarterly period ended NOVEMBER 30, 1996
                                            -----------------
                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----                      EXCHANGE ACT OF 1934

           For the transition period from          to
                                          --------    --------

                    Commission File Number   33-79532
                                          -----------

                           LAROCHE INDUSTRIES INC.
           (Exact name of registrant as specified in its charter)


                       Delaware                          13-3341472
      -------------------------------------------  ----------------------
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)        Identification Number)

      1100 Johnson Ferry Road, N. E., Atlanta, GA          30342
      -------------------------------------------  ----------------------
        (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code (404) 851-0300
                                                        -----------------

                                    N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                  CLASS               OUTSTANDING AS OF DECEMBER 31, 1996
       -----------------------------  -----------------------------------
       Common Stock, $.01 par value             450,923 Shares

                            LAROCHE INDUSTRIES INC.


                                     INDEX


                                                                        PAGE NO.
                                                                        --------
  PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at November 30, 1996     1
             and February 29, 1996

            Condensed Consolidated Statements of Operations for the nine   2
             months and three months ended November 30, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows for the nine   3
             months ended November 30, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements           4


  Item 2.   Management's Discussion and Analysis of Financial Condition    7
             and Results of Operations



  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                              12

  Item 6.   Exhibits and Reports on Form 8-K                               12


                      PART  1.  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (see Note 1)

                           LAROCHE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (Dollars in thousands, except per share amounts)

                                                                                           NOVEMBER 30,   FEBRUARY 29,
                                                                                               1996          1996
                                                                                           ------------   ------------
                                         ASSETS
Current assets:
Cash                                                                                        $  2,904       $  3,265
Receivables:
   Trade, net of allowances of $1,244 and $849 as of November 30, 1996
   and February 29, 1996, respectively                                                        46,944         57,153
   Other                                                                                       2,326          4,848
Inventories (Note 2)                                                                          34,728         46,004
Other current assets                                                                           2,164          4,878
                                                                                            --------       --------
   Total current assets                                                                       89,066        116,148
Investments                                                                                   18,195         17,165
Property, plant and equipment, at cost                                                       256,503        245,720
Less accumulated depreciation                                                                (86,271)       (81,108)
                                                                                            --------       --------
Net property, plant and equipment                                                            170,232        164,612
Other assets                                                                                  11,366          8,007
                                                                                            --------       --------
Total assets                                                                                $288,859       $305,932
                                                                                            ========       ========

                        LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
      Revolving credit facility (Note 3)                                                     $12,195         $4,755
      Accounts payable                                                                        30,482         37,770
      Accrued compensation                                                                     9,286         14,408
      Other accrued liabilities                                                               11,691         16,481
      Common stock with put rights (Note 4)                                                        -          7,475
      Current portion of long-term debt (Note 3)                                               6,696          5,990
                                                                                            --------       --------
           Total current liabilities                                                          70,350         86,879

Long-term debt (Note 3)                                                                      104,441        112,940
Deferred income taxes                                                                         15,668         15,668
Other noncurrent liabilities                                                                  37,198         34,378

Commitments and contingencies

Redeemable common stock                                                                        7,866          4,771

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares issued or outstanding                         -              -
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued and outstanding                          4              4
   Capital in excess of par value                                                                630            630
   Retained earnings                                                                          52,702         50,662
                                                                                            --------       --------
Total stockholders' equity                                                                    53,336         51,296
                                                                                            --------       --------
Total liabilities and stockholders' equity                                                  $288,859       $305,932
                                                                                            ========       ========

See accompanying notes.
                                       1

                           LAROCHE INDUSTRIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (Dollars in thousands)




                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       --------------------------  --------------------------
                                                       NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,
                                                           1996          1995          1996         1995
                                                       ------------  ------------  ------------  ------------
Net sales                                               $89,796        $105,078      $291,458       $348,723
Cost of sales                                            69,091          82,666       237,524        263,672
                                                        -------        --------      --------       --------
Gross profit                                             20,705          22,412        53,934         85,051

Selling, general and administrative expenses             13,428          12,712        41,816         39,295
                                                        -------        --------      --------       --------
Income from operations                                    7,277           9,700        12,118         45,756

Interest expense                                         (3,659)         (4,195)      (11,244)       (12,439)
Income from equity investments                            1,408             964         3,636          1,491
Other income (expense), net                                  (8)            246            19            511
                                                        -------        --------      --------       --------
Income before income taxes                                5,018           6,715         4,529         35,319

Provision for income taxes                               (2,057)         (2,748)       (1,799)       (14,481)
                                                        -------        --------      --------       --------
Net income                                                2,961           3,967         2,730         20,838

Adjustment to estimated fair value of common
   stock with put rights                                      -               -             -         (1,279)
                                                        -------        --------      --------       --------
Income attributable to non-redeemable
   common stockholders                                  $ 2,961        $  3,967      $  2,730       $ 19,559
                                                        =======        ========      ========       ========

See accompanying notes.

                           LAROCHE INDUSTRIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Dollars in thousands)





                                                                     NINE MONTHS ENDED
                                                               -----------------------------
                                                               NOVEMBER 30,     NOVEMBER 30,
                                                                  1996             1995
                                                               ------------     ------------
OPERATING ACTIVITIES
Net income                                                     $  2,730          $ 20,838
Depreciation and amortization                                    13,589            10,722
Net change in operating assets and liabilities                    6,901            21,320
Equity income, net of distributions                                 212              (231)
Other                                                              (397)             (150)
                                                               --------          --------
Net cash provided by operating activities                        23,035            52,499

INVESTING ACTIVITIES
Capital expenditures                                            (20,799)           (9,559)
Investments in joint ventures                                    (1,242)                -
Proceeds from sale of assets and other                            4,068             2,580
                                                               --------          --------
Net cash used by investing activities                           (17,973)           (6,979)


FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility       7,440            (6,105)
Sale of redeemable common stock with redemption features          3,136             1,773
Purchase of redeemable common stock                              (7,516)              (63)
Repayments of long-term debt                                     (7,793)          (11,352)
Dividends paid                                                     (690)                -
                                                               --------          --------
Net cash used by financing activities                            (5,423)          (15,747)

                                                               --------          --------
Net (decrease) increase in cash and cash equivalents               (361)           29,773
Cash and cash equivalents at beginning of period                  3,265             5,900
                                                               --------          --------
Cash and cash equivalents at end of period                     $  2,904          $ 35,673
                                                               ========          ========

See accompanying notes.

                           LAROCHE  INDUSTRIES  INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ending November 30, 1996 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

     Earnings per share have not been presented since such data provides no useful information as the shares of the Company are closely held.

     Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The Company's adoption of SFAS 121 did not have a material impact on the Company's results of operations.


NOTE 2 - INVENTORIES

     The components of inventory are as follows:

                                   NOVEMBER 30, 1996  FEBRUARY 29, 1996
                                   -----------------  -----------------
                                             (in Thousands)
Finished goods and in-process          $17,956            $28,339
Inventory purchased for resale          10,841             13,215
Raw materials                              643                873
Supplies and Catalysts                   7,253              7,989
                                       -------            -------
                                        36,693             50,416
LIFO Reserve                            (1,965)            (4,412)
                                       -------            -------
                                       $34,728            $46,004
                                       =======            =======

                           LAROCHE INDUSTRIES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              NOVEMBER 30, 1996


     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation. During the year to date period ended November 30, 1996 inventory quantities were reduced resulting in the liquidation of certain inventory quantities valued under the LIFO method. The effect of the liquidation during the year to date period ended November 30, 1996 was not material to net income. Management does not intend to replace the inventories which are liquidated prior to February 28, 1997.


NOTE 3 - BORROWING ARRANGEMENTS

     The Company's borrowings include the following:


                                          NOVEMBER 30,1996    FEBRUARY 29, 1996
                                          ----------------    -----------------
                                                     (in Thousands)
Revolving credit facility                       $ 12,195           $  4,755
                                                ========           ========
Term debt:
   13% senior subordinated notes                $100,000           $100,000
   Notes payable to USX Corporation                5,216             11,529
   Note payable to former stockholder              5,921              7,401
                                                --------           --------
Total                                            111,137            118,930
Less current portion                              (6,696)            (5,990)
                                                --------           --------
Long term debt                                  $104,441           $112,940
                                                ========           ========

     The Company's 13% senior subordinated notes (the "Notes") are due in 2004. Semi-annual, interest only payments are due on February 15 and August 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 1999 at redemption prices set out in the Indenture, dated as of August 17, 1994 between The Bank of New York (as successor to NationsBank of Georgia, National Association), as Trustee, and the
Company pursuant to which the Notes were issued (the "Indenture").   The Notes
are unsecured obligations of the Company, and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings, and investments, and upon the ability of the Company to enter into certain transactions.

     The LaRoche Industries Inc. Amended and Restated 10% Secured Note due May 1, 2000, dated as of April 30, 1990 in the original principal amount of $16,472,108 and the LaRoche Industries Inc. Amended and Restated 12% Secured Note due May 1, 2000, dated as of April 30, 1990, in the original principal amount of $17,308,173 (collectively, the "USX Notes") bear fixed interest rates of 10% and 12%, respectively, and are due in aggregate semi-annual installments of principal and interest of $2,831,000 with a final payment due April 30, 1998. The USX Notes are senior to the Notes and are secured by the Company's Crystal City, Missouri plant. The USX Notes contain restrictions relating to, among other things, changes in control, the ability of the Company to enter into certain transactions, the payment of dividends, and are cross-defaulted with other debt of the Company.

                           LAROCHE INDUSTRIES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              NOVEMBER 30, 1996


     The Company also maintains a $40,000,000 revolving credit facility pursuant to a Credit Agreement, dated August 17, 1994, among the Company, the lenders listed therein, and NationsBank, N. A. (South) (the "Credit Agreement"). The revolving credit facility is senior to the Notes and secured by the Company's accounts receivable and inventory. Borrowings are based on eligible accounts receivable and inventory, as defined in the Credit Agreement. Interest is based on either the prime rate or LIBOR, plus up to 1.25%. At November 30, 1996, $12,195,000 was outstanding under the credit facility, and the weighted average borrowing rate was 8.25%. At February 29, 1996, $4,755,000 was outstanding under the credit facility, and the weighted average borrowing rate was 6.73%. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.125% to 0.25% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the Credit Agreement. The Credit Agreement also contains negative covenants similar to those contained in the Indenture and USX Notes. The obligations of the lenders to make revolving loans and issue letters of credit under the Credit Agreement expire on August 1, 1999.


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

NOTE 5 - SEASONALITY

     A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, the fall planting seasons.

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

     Demand for the Company's fertilizer products is seasonal. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on U. S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the U. S. government's agricultural policy. Due to fertilizer seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in periods of reduced production at such facilities. Due to the timing of these activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.

SEGMENT INFORMATION

Following is a tabulation of business segment information for the three and nine month periods ended November 30, 1996 and 1995, respectively:

                                                      THREE MONTHS ENDED
                                ----------------------------------------------------------------
                                         NOVEMBER 30, 1996                NOVEMBER 30, 1995
                                ----------------------------------------------------------------
                                                       Percent of                     Percent of
                                  Amount                  Total      Amount             Total
                                ---------              -----------  --------          ----------
NET SALES:
Electrochemical products         $ 24,068                  26.8%    $ 31,602              30.1%
Nitrogen products                  56,901                  63.4       58,992              56.1
Alumina chemicals                   8,827                   9.8       14,484              13.8
                                 --------                ------     --------             -----
 Total                           $ 89,796                 100.0%    $105,078             100.0%
                                 ========                ======     ========             =====

INCOME (LOSS) FROM OPERATIONS:
Electrochemical products         $  5,063                  69.6%    $  6,261              64.6%
Nitrogen products                   4,403                  60.5        5,685              58.6
Alumina chemicals                  (1,024)                (14.1)      (1,162)            (12.0)
Corporate                          (1,165)                (16.0)      (1,084)            (11.2)
                                 --------                ------     --------             -----
 Total                           $  7,277                 100.0%    $  9,700             100.0%
                                 ========                ======     ========             =====


                                                        NINE MONTHS ENDED
                                 --------------------------------------------------------------
                                        NOVEMBER 30, 1996               NOVEMBER 30, 1995
                                 ------------------------------   -----------------------------
NET SALES:
Electrochemical products         $ 75,513                  25.9%    $110,207              31.6%
Nitrogen products                 184,606                  63.3      190,565              54.6
Alumina chemicals                  31,339                  10.8       47,951              13.8
                                 --------                ------     --------             -----
 Total                           $291,458                 100.0%    $348,723             100.0%
                                 ========                ======     ========             =====

INCOME (LOSS) FROM OPERATIONS:
Electrochemical products         $  8,868                  73.2%    $ 26,229              57.4%
Nitrogen products                   7,779                  64.2       20,593              45.0
Alumina chemicals                    (543)                 (4.5)       2,024               4.4
Corporate                          (3,986)                (32.9)      (3,090)             (6.8)
                                 --------                ------     --------             -----
 Total                           $ 12,118                 100.0%    $ 45,756             100.0%
                                 ========                ======     ========             =====

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter ended November 30, 1996 decreased $15.3 million to $89.8 million from $105.1 million for the quarter ended November 30, 1995. Net sales for the nine months ended November 30, 1996 decreased $57.3 million to $291.5 million from $348.7 million for the nine months ended November 30, 1995.

     The Electrochemical Products segment's net sales for the quarter ended November 30, 1996 decreased $7.5 million compared to the corresponding quarter in the preceding year. The decrease reflects reductions in fluorocarbon net sales of $6.4 million for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This decrease is due primarily to decreased sales volume of fluorocarbon refrigerant products of $5.7 million as compared to the quarter ended November 30, 1995 due to the federally mandated withdrawal from production of certain refrigerant products and the Company's exit from the sale of refrigerant products. Caustic and chlorine net sales for the quarter ended November 30, 1996 decreased $1.1 million compared to the corresponding quarter in the preceding year due to a decrease in caustic sales prices of $1.4 million.

     The Nitrogen Products segment's net sales for the quarter ended November 30, 1996 decreased $2.1 million compared to the corresponding quarter in the preceding year. The decrease in net sales during the quarter ended November 30, 1996 as compared to the corresponding quarter in the preceding year is primarily due to decreased sales of ammonia produced by the Company's Avondale Ammonia joint venture of $1.3 million, lower sales from the Company's warehousing facilities of $5.6 million and reduced production at Crystal City which resulted in decreased sales of approximately $2.1 million. Such decreases were partially offset by increased net sales of $7.8 million by the Company's ammonium nitrate facility in Seneca, Illinois acquired on December 13, 1995.

     The Alumina Chemicals segment's net sales for the quarter ended November 30, 1996 decreased $5.7 million compared to the corresponding quarter in the preceding year. The decline during the quarter was due to the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 which resulted in the reduction of approximately $4.1 million of net sales from the segment's net sales as compared to the corresponding quarter in the prior year and production problems at the Versal(TM) production facility of $2.4 million. Such decreases were slightly offset by increased activated alumina net sales.

     The Electrochemical Products segment's net sales for the nine months ended November 30, 1996 decreased $34.7 million to $75.5 million from $110.2 million for the nine months ended November 30, 1995. The decrease reflects reductions in fluorocarbon net sales of $26.5 million for the nine months ended November 30, 1996 as compared to the prior year. This decrease is primarily the result of decreased sales volume of fluorocarbon refrigerant products of $25.7 million as compared to the year to date period ended November 30, 1995 due to the federally mandated withdrawal from production of certain refrigerant products and the Company's exit from the sale of refrigerant products. Caustic and chlorine net sales for the nine months ended November 30, 1996 decreased $8.2 million compared to the prior year. This decrease was primarily due to lower sales volume of $6.7 million primarily due to production problems at the Gramercy facility and the sale of $3.0 million of caustic soda received under exchange contracts during the nine months ended November 30, 1995 with no comparable sales in the current year.

     Net sales of Nitrogen Products for the nine months ended November 30, 1996 decreased $6.0 million to $184.6 million from $190.6 million for the nine months ended November 30, 1995. The decrease in net sales during the nine months ended November 30, 1996 as compared to the preceding year reflects a decrease in the sales price of ammonia as well as a decrease in sales volume of ammonia produced by the Avondale Ammonia joint venture of $12.2 million (primarily resulting from an increase in internal consumption of product produced by the facility), lower sales from the Company's warehousing facilities as a result of poor weather and planting conditions of $12.4 million, partially offset by an increase in net sales of $21.6 million from the ammonium nitrate facility located in Seneca, Illinois referred to above.

     Net sales of alumina chemicals for the nine months ended November 30, 1996 decreased $16.6 million to $31.3 million from $48.0 million for the nine months ended November 30, 1995. The decline for the year to date period was due to
(1) the formation of CRILAR Alumina Company, L. L. C. ("CRILAR") effective September 1, 1995 and the resulting exclusion of certain sales from the segment's net sales as compared to the preceding period and (2) the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 which resulted in the reduction of approximately $10.2 million of net sales from the segment's net sales as compared to the prior year. Such decreases were offset somewhat by increased activated alumina net sales.

     GROSS PROFIT. Gross profit for the quarter ended November 30, 1996 decreased $1.7 million to $20.7 million from $22.4 million for the quarter ended November 30, 1995. Gross profit for the nine months ended November 30, 1996 decreased $31.1 million to $53.9 million from $85.1 million for the nine months ended November 30, 1995.

     The Electrochemical Products segment's gross profit decreased by $1.0 million during the quarter as compared to the corresponding quarter in the prior year. This decrease was primarily the result of lower sales prices in caustic due to market conditions coupled with higher natural gas costs and lower fluorocarbons sales tonnage resulting primarily from the federally mandated withdrawal from production of certain refrigerant products and the Company's exit from the sale of refrigerant products.

     The Nitrogen Products segment's gross profit decreased $0.9 million during the quarter as compared to the corresponding quarter in the prior year. This decrease resulted primarily from increased natural gas costs for the segment and the decreased sales at the Company's nitrogen warehouses noted above.

     The Alumina Chemicals segment's gross profit increased by $0.2 million during the quarter as compared to the corresponding quarter in the prior year. This increase is due to increased activated alumina net sales and decreased calcined and tabular sales as a result the sale of the calcined and tabular alumina production facilities to C-E on April 1, 1996, partially offset by production problems incurred at the Versal plant.

     The Electrochemical Products segment's gross profit decreased by $16.8 million during the nine month period ended November 30, 1996 as compared to the corresponding period in the prior year. This decrease was primarily the result of lower caustic and chlorine sales tonnage caused primarily by production problems experienced at the Gramercy plant, lower sales prices in caustic due to market conditions coupled with higher natural gas costs and lower fluorocarbons sales tonnage as referred to above.

     The Nitrogen Products segment's gross profit decreased $11.1 million during the nine month period ended November 30, 1996 as compared to the corresponding period in the prior year. This decrease resulted primarily from an extended turnaround at the Avondale Ammonia joint venture and increased natural gas costs for the segment. In addition, low selling prices incurred at the ammonium nitrate facility located in Seneca, Illinois contributed to the reduction in the gross profits recognized by the segment.

     The Alumina Chemicals segment's gross profit decreased by $3.2 million for the nine month period ended November 30, 1996 as compared to the corresponding period in the prior year. The formation of CRILAR contributed to this decrease due to lower sales volumes of Versal products as compared to the corresponding period in the prior year. Also, production problems incurred at the Versal plant during the nine month period ended November 30, 1996 contributed to the decrease.

     Contributing to the lower gross profit in all segments was increased natural gas costs during the nine months ended November 30, 1996 of approximately $10.3 million as compared to the preceding year. The Company continues its policy of hedging its risk related to the cost of natural gas. This policy has resulted in decreased costs of $0.4 million for the current quarter and $1.4 million for the nine month period ended November 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense for the quarter ended November 30, 1996 totaled $13.4 million compared to $12.7 million for the quarter ended November 30, 1995. As a percentage of net sales, selling, general and administrative expenses were 15.0% for the quarter ended November 30, 1996 and 12.1% for the quarter ended November 30, 1995. Selling, general and administrative expense for the nine month period ended November 30, 1996 totaled $41.8 million, or 14.3% of net sales compared to $39.3 million, or 11.3% of net sales for the nine months ended November 30, 1995.

     The increase in selling, general and administrative expense as a percentage of net sales for the quarter and nine month periods ended November 30, 1996 compared to the corresponding periods in the prior year is due primarily to the overall reduction in net sales during the year (as discussed previously) without a corresponding reduction in expenses.

     INCOME FROM EQUITY INVESTMENTS. Income from equity investments for the quarter and for the nine months ended November 30, 1996 was $1.4 million and $3.6 million, respectively, primarily comprised of equity investment income from the CRILAR investment (which was formed as of September 1, 1995) along with earnings from Kaiser LaRoche Hydrate Partnership which were due to increased sales volume and higher margins realized.

     OTHER INCOME (EXPENSE), NET. For the quarter ended November 30, 1996, other income (expense), net was ($8,000) compared to other income (expense), net of $0.2 million for the quarter ended November 30, 1995. Other income (expense), net for the nine months ended November 30, 1996 was $19,000 compared to other income (expense), net of $0.5 million for the nine months ended November 30, 1995. The decrease in income is due primarily to reduced interest income resulting from lower cash and cash equivalent balances.

     INTEREST EXPENSE. For the quarter ended November 30, 1996, interest expense was $3.7 million compared to interest expense of $4.2 million for the quarter ended November 30, 1995. Interest expense for the nine months ended November 30, 1996 was $11.2 million compared to interest expense of $12.4 million for the nine months ended November 30, 1995. The decreases are the result of payments of debt obligations and interest capitalized on major capital projects.

     PROVISION FOR INCOME TAXES. Provision for income taxes for the quarter ended November 30, 1996 was $2.1 million, a $0.7 million decrease from the quarter ended November 30, 1995. Provision for income taxes for the nine months ended November 30, 1996 was $1.8 million, a decrease of $12.7 million from the nine months ended November 30, 1995. The decrease reflects the reduction in income before income taxes as compared to the preceding periods. The Company's effective tax rate was 41.0% for the quarter ended November 30, 1996.

     NET INCOME. As a result of the factors described above, net income for the quarter ended November 30, 1996 was $3.0 million and for the nine months ended November 30, 1996 was $2.7 million. Net income decreased $1.0 million from $4.0 million in the quarter ended November 30, 1995 and $18.1 million from $20.8 million in the nine months ended November 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $23.0 million and $52.5 million for the nine month periods ended November 30, 1996 and 1995, respectively. The decrease is primarily the result of decreased net income and less significant reductions in working capital from the prior year.

     Cash used in investing activities was $18.0 million for the nine month period ended November 30, 1996 compared to $7.0 million in the nine month period ended November 30, 1995. Capital expenditures of $20.8 million, partially offset by proceeds of $4.1 million from the sale of certain calcined and tabular alumina production equipment and assets along with other assets, accounted for the net cash used by investing activities. Major capital expenditures included $4.6 million for the Cherokee expansion, storage and material handling projects, $1.8 million on certain equipment at Cherokee, $1.8 million for the Gramercy powerhouse improvement projects and $1.4 million for the Company's ongoing software implementation project. Cash used by investing activities of $7.0 million for the nine months ended November 30, 1995 included capital expenditures of $9.6 million partially offset by the proceeds from the sale of assets.

     Net cash used by financing activities was $5.4 million and $15.7 million for the nine month periods ended November 30, 1996 and 1995, respectively. Current year activity included the $7.5 million repurchase of common stock with put rights (see Note 4 to the financial statements), partially offset by the sale of redeemable common stock of $3.1 million, borrowings, net of $7.4 million of outstanding indebtedness under the Company's revolving credit facility, and repayments of $7.8 million of long-term debt. Cash used by financing activities of $15.7 million for the nine months ended November 30, 1995 was due to repayments, net, of $6.1 million of outstanding indebtedness under the Company's revolving credit facility and $11.4 million on the USX Notes which included an accelerated payment of $7.4 million, offset by the receipt of $1.8 million on the sale of redeemable common stock.

     The Company has available a $40.0 million long-term revolving credit facility and anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its planned operations, capital expenditures and debt service for the foreseeable future.

RECENT DEVELOPMENTS

On November 26, 1996, the Company announced that Robert L. Yohe will be joining the Board of Directors of LaRoche Industries Inc. Mr. Yohe retired as Vice Chairman of Olin Corporation in 1994.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, on June 27, 1996, Marathon Pipe Line Company and Marathon Oil Company (collectively, "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In connection with the gasoline release, a class action petition was filed on May 28, 1996 by Pernell Ramagos and certain other named petitioners ("Petitioners") on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release in the 23rd Judicial District Court for the Parish of St. James, Louisiana against Marathon. On September 19, 1996, the Petitioners amended their original petition to add the Company as a defendant to the class action lawsuit. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. If appropriate, the Company will vigorously defend itself against all claims. Because the investigation is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability.

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

4.3 10% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. 3/

4.4 12% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. 3/

10.1  Credit Agreement, dated as of August 17, 1994, among the Company,
      NationsBank, N. A. (South), successor to Bank South, as Agent, and the
      Lenders listed therein.  2/

10.2 Letter Agreement, dated December 16, 1996, to the Credit Agreement, dated as of August 17, 1994, among the Company, NationsBank, N. A. (South), successor to Bank South, as Agent, and the Lenders listed therein.

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


                                                  LAROCHE INDUSTRIES INC.
                                                         (Registrant)



Date:  January 7, 1997
       ---------------
                                  By:  /s/ Grant O. Reed
                                       --------------------------------------
                                       Grant O. Reed, President,
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ Harold W. Ingalls
                                       --------------------------------------
                                       Harold W. Ingalls, Vice President,
                                       Chief Financial Officer
                                       (Principal Accounting Officer)