Form 10-K405
period 1997-02-28
LAROCHE INDUSTRIES INC
filed 1997-05-29
CIK 797556

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM               TO              .
                                      -------------    -------------

                       COMMISSION FILE NUMBER 33-79532

                           LAROCHE INDUSTRIES INC.
                        (Exact Name of Registrant as
                          Specified in its Charter)


                     DELAWARE                     13-3341472
           (State or Other Jurisdiction        (I.R.S. Employer
               of Incorporation or            Identification No.)
                   Organization)

                           1100 JOHNSON FERRY ROAD
                           ATLANTA, GEORGIA 30342
                  (Address of principal executive offices)
                               (404) 851-0300
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.  Yes.   X    No.
                                                               ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes.  X  No.    (Not applicable to Registrant.)
                                    ---    ---
         Aggregate market value of voting stock held by non-affiliates of the
Registrant: None.  (See Part II, Item 5.)

         Number of shares of Common Stock outstanding as of May 28, 1997 was 439,434.

              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                        LITIGATION REFORM ACT OF 1995

         Certain statements in the "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Annual Report on Form 10-K regarding, among other things, (i) competition in the markets served by the Company, including the competitive factors expected to influence such markets, raw material costs and the Company's competitive positioning, (ii) the Company's facility and production expansion plans and (iii) the effect of certain environmental regulations on the Company's operations and the costs of compliance with such regulations or remediation of existing environmental problems are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As forward-looking statements, they are necessarily based upon various uncertain factors, including, but not limited to, management's current knowledge and perception of the competitive conditions in the markets served by the Company, projections of the Company's future production capacity requirements and estimates of environmental compliance and remediation costs. Because of such uncertainties, the actual results may differ significantly from the forward-looking statements contained herein.


                                   PART I

ITEM 1.   BUSINESS.

GENERAL

         LaRoche Industries Inc. (the "Company") is a major diversified producer and distributor of organic and inorganic chemicals, including electrochemical products, nitrogen products and alumina chemicals. The Company's electrochemical products include chlorine, caustic soda and fluorocarbons; the Company's nitrogen products include fertilizer, blasting grade ammonium nitrate and industrial ammonia; and the Company's alumina chemicals include a variety of specialty alumina chemicals. The Company participates in several joint venture arrangements such as CRILAR Alumina Company L.L.C. ("CRILAR"), a joint venture with Criterion Catalyst Company L.P. that produces VERSAL(TM) alumina chemicals, Kaiser LaRoche Hydrate Partnership (the "Hydrate Partnership"), a partnership with Kaiser Aluminum and Chemical Corporation ("Kaiser") that markets alumina trihydrate ("hydrate"), and Avondale Ammonia Company, a joint venture with Cytec Industries Inc. ("Avondale Ammonia"), that produces ammonia. The Company sells a majority of its products in the United States and also participates in several foreign markets directly and through agents. The Company had consolidated net sales of $379.3 million, EBITDA (as defined in "Selected Financial Data") of $39.1 million, cash flow provided by operating activities of $25.3 million and net income of $0.7 million for fiscal 1997.

         The Company was formed in March 1986 by three former employees (each a "Principal") of United States Steel Corporation (now known as USX Corporation and hereinafter referred to as "USX") to acquire the nitrogen, mixed fertilizer and retail business segments of the Agri-Chemicals Division of USX in a leveraged management buy-out. Two affiliated companies, LaRoche Holdings Inc. ("LHI") and LaRoche Chemicals Inc. ("LCI") were formed to effect the July 1988 acquisition of the alumina chemicals and electrochemical products operations of Kaiser (the "Kaiser acquisition").

         On August 17, 1994, LHI and LCI merged with and into the Company (such transaction is hereafter referred to as the "Consolidation"). Concurrent with the Consolidation, the Company issued $100 million of 13% Senior Subordinated Notes due in 2004 (the "Notes"). The proceeds of the issuance of the Notes were used to repay a substantial portion of the Company's outstanding debt, to repay certain obligations of LCI incurred in connection with the repurchase of LCI capital stock, to repay a bridge loan that financed the Company's initial investment in Avondale Ammonia, to repurchase shares of LHI capital stock from a retiring Principal and to implement a $45.0 million strategic growth plan that included significant capital projects in each of its business segments. The Company also entered into a $40.0 million senior secured revolving credit facility (the "Credit Facility") secured by substantially all of the accounts receivable and inventory of the Company.

         The Company's executive offices are located at 1100 Johnson Ferry Road, N.E., Atlanta, Georgia 30342, and its phone number is (404) 851-0300. Certain terms relating to the Company's business are defined in the "Business Glossary" at the end of this Item 1.

         The major classifications of the Company's products are described below. For additional business segment information, see Note 12 to the Consolidated Financial Statements of the Company included herein.

ELECTROCHEMICAL PRODUCTS

         The Company manufactures and distributes chlorine, caustic soda and fluorocarbon products for a wide range of uses. This segment of the Company's business accounted for 25.5%, 30.9% and 30.1% of the Company's consolidated net sales in fiscal 1997, 1996 and 1995, respectively. The following table represents some of the common applications of electrochemical products:

 COMPANY PRODUCT                         TYPICAL APPLICATIONS

 Chlorine                                Polyvinyl Chloride ("PVC"), fluorocarbons, titanium
                                         dioxide production, water treatment, rigid urethane
                                         foam, pulp and paper bleaching and the production of
                                         a wide variety of other chemicals and plastics

 Caustic Soda                            Soaps, detergents, petrochemicals, pulp and paper
                                         processing, aluminum and alumina chemicals
                                         production, water treatment and the production of a
                                         wide variety of other chemicals

 R-12                                    Refrigeration, home and automobile air conditioning

 R-141b                                  Foam insulation

         Chlorine and Caustic Soda

         The Company manufactures and distributes chlorine and caustic soda for a variety of industrial applications. The Company is a niche participant in the chlorine and caustic soda markets because chlorine producers with larger capacity typically produce products for internal consumption, thereby allowing producers with less capacity such as the Company to enter the market.

         Chlorine is used in the production of a wide variety of chemicals, including PVC, urethane foams, titanium dioxide and fluorocarbons. Demand for chlorine is sensitive to general economic cycles. Historically, the Company and other chlorine producers have marketed chlorine to manufacturers of pulp and paper as a bleaching agent and to producers of organic chemicals. Environmental pressures have led to a decline in chlorine demand for pulp and paper applications as well as chlorofluorocarbon production; growth in chlorine demand for PVC, urethanes and titanium dioxide, however, has more than offset such decline. During fiscal 1997, the Company experienced an increase in customer demand for its chlorine products.

         Caustic soda is a basic commodity chemical that is sold to manufacturers of aluminum, alumina chemicals, other chemicals, soaps, detergents and petrochemicals, to processors of pulp and paper and for water treatment. Because caustic soda is used in the production of a wide variety of basic chemicals, demand for caustic soda is sensitive to general economic cycles. The Company experienced a significant increase in the demand for caustic soda during fiscal 1996 and continued to experience a strong demand for caustic soda during fiscal 1997.

         The ratio of production of chlorine and caustic soda is fixed because of the sodium to chlorine weight ratio in salt. When chlorine experiences a decline in demand, the caustic soda market generally tightens, and vice versa. Consequently, the price of a ton of chlorine plus the price of the accompanying
1.1 tons of caustic soda, known as an electrochemical unit ("ECU") ton, tends to be somewhat more stable than the price of either commodity individually.

         The Company's focus in its chlorine and caustic soda business is to concentrate on the PVC, rigid urethane foam and titanium dioxide markets, which the Company believes present growth opportunities because the Company benefits from certain cost and delivery advantages. During fiscal 1996, the Company approved and began implementing certain capital improvements designed to reduce the electrical costs at its chlorine and caustic soda plant in Gramercy, Louisiana.

These improvements are expected to be completed during fiscal 1998. Over one-half of the Company's chlorine and caustic soda sales are made to customers located within a 100-mile radius of the Company's Gramercy facility. The Company's marketing strategy is to focus on customers that are not vertically integrated producers of chlorine and caustic soda. The Company has developed relationships with customers that prefer to purchase from a source that does not also compete with them in the sale of end-use applications. Most of the Company's primary competitors are large integrated chemical companies with significantly greater resources and larger and more modern facilities than the Company. Three competitors, Dow Chemical Co., Occidental Chemical Corporation and PPG Industries, Inc., account for more than 50% of the chlorine and caustic soda production in the United States. The key competitive factors in the chlorine and caustic soda markets are price and deliverability.

         Fluorocarbons

         The Company produces and markets fluorocarbons for use as blowing agents in foam insulation, and has historically produced or marketed fluorocarbons for use as refrigerant gases in air conditioning and refrigeration systems. The three primary types of fluorocarbons are CFCs, HCFCs and HFCs. The Company currently distributes HCFC R-141b and has historically distributed three other primary fluorocarbon products or blends thereof: R-11 and R-12 (CFCs) and R-22 (HCFC). The Company has also distributed a limited amount of R-134a (an HFC) and other fluorocarbon products. Environmental regulations have had a significant effect on the fluorocarbon market in recent years. The Clean Air Act regulates the production of CFCs and HCFCs and provides for the phase-out of the production of R-11 and R-12 by January 1, 1996, followed by a phase-out of the production of R-141b by January 1, 2003 and R-22 by January 1, 2020. In addition, most of the world's developed and developing countries have entered into the Montreal Protocol, as amended, which calls for the phase-out of CFCs and HCFCs. Other countries have adopted fluorocarbon regulations at least as strict as those called for by the protocol.

         In response to the United States government's mandated reduction of R-11 and R-12 production for 1994 and 1995 to 25% of the 1986 industry volume, the Company idled its R-11, R-12 and R-22 production plant at Gramercy in January 1994 and contracted with other producers to manufacture R-22 and its allocated production volume of R-11 and R-12. The Company has quantities of R-11 and R-12 in inventory that current regulations allow the Company to sell after January 1, 1996. The Company will continue to sell bulk CFCs until its remaining inventory is depleted. Sales of CFCs R-11 and R-12 accounted for 1%, 4% and 19% of net sales for fiscal years 1997, 1996 and 1995, respectively, and a substantial portion of the Company's gross profit for the three years ended February 28, 1997. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         As a result of the mandated CFC phase-out and the inability to remain profitable in HCFC R-22 and other related packaged refrigerant products, the Company elected to exit its packaged fluorocarbon business in October 1995 and subsequently closed its packaging operations at the Gramercy facility on January 15, 1996. The operation was scaled down in an orderly fashion to assist in selling all the packaged refrigerant fluorocarbon inventory. The Company has not experienced a material adverse impact from the packaged fluorocarbon shut-down on results of operations or an impact on sales of R-141b, which is primarily used in foam blowing applications.

         The Company's fluorocarbon products are marketed directly to end users by its own sales force, as well as to distributors and repackagers for use as foam blowing agents and, historically, in air conditioning and refrigeration systems. A large portion of the Company's R-141b sales are made to customers who previously purchased R-11 from the Company for foam blowing applications. There currently are three domestic producers of R-141b, AlliedSignal, Inc., Elf Atochem and the Company. Although the vast majority of the Company's fluorocarbon customers are located in the United States, the Company has successfully marketed R-141b in Europe and Asia.

         The Company is focusing its research and development efforts on CFC and HCFC replacement products and processes. The Company has developed proprietary desiccant cooling technology that has applications in home and light industrial air conditioning and humidity control and currently is in an advanced phase of development. As the market for alternative products grows, the Company believes that the key to remaining competitive will be the Company's ability to develop innovative processes and products that meet specific customer needs. In addition, significant resources have been directed toward development of the next generation of foam blowing agents, such as R-245fa. R-245fa is the leading HCFC candidate to replace R-141b, which is scheduled for phase out in 2003 (as discussed above). The Company built a pilot plant to produce R-245fa in fiscal 1997 and was issued a patent during fiscal 1997 for the process used in the production of R-245fa. (See "Business -- Patents.")

         Production Techniques and Facilities

         Chlorine and caustic soda are produced as co-products at a plant located at the Company's Gramercy facility in a fixed ratio of 1 ton of chlorine to 1.1 tons of caustic soda. The Gramercy plant has a capacity of approximately 200,000 tons of chlorine and approximately 220,000 tons of caustic annually. The manufacturing process consists of the electrolysis of sodium chloride brine (salt water), which produces free hydrogen, chlorine and caustic solution. The Company burns the hydrogen for power, and separates and concentrates the chlorine and caustic soda. Although salt is the basic raw material used in the production of chlorine and caustic soda, electricity is the largest production cost component. The Company obtains electricity pursuant to a lease and operating agreement with Kaiser for the cogeneration powerhouse facility located at Kaiser's facility in Gramercy, Louisiana. This lease may be extended through July 2008 at the option of the Company. For safety reasons, only small quantities of chlorine are stored, and production tends to be limited to the amount of chlorine the plant can sell in a relatively short period of time.

         Fluorocarbons are produced through the reaction of a chlorinated organic compound with anhydrous hydrofluoric acid in the presence of a catalyst. The process is highly dependent on temperature, pressure and the efficiency of the catalyst. The Company produces R-141b at its Gramercy facility. The Company's research and development center developed the proprietary R-141b production process and designed the plant.

         Raw Materials

         The primary raw material used in the production of chlorine and caustic soda is salt. The Company has a long-term contract with Texaco, Inc. ("Texaco"), which gives the Company the right to extract salt from a salt dome located 15 miles from the Gramercy facility. The contract expires on May
3, 2007, subject to the Company's option to renew the contract until May 3, 2032. The Company is currently negotiating a new agreement with Texaco that would give Texaco the right to open additional wells in exchange for a contract extension and certain other amendments. The Company operates a pipeline through which the brine is transported from the Texaco salt dome to the Gramercy facility. Natural gas is the primary cost component in generating electricity for chlorine and caustic soda production. The Company generally purchases natural gas through annual contracts at spot prices. In addition, the Company buys natural gas contracts for future delivery and enters into natural gas option contracts with financial counterparties to control its natural gas costs. Fluctuations in natural gas prices may affect the operating results of the electrochemical products business. Anhydrous hydrofluoric acid and chlorinated organic products are the primary raw materials needed for the production of fluorocarbons. Hydrofluoric acid and the required chlorinated organic products are readily available for purchase domestically. As the Company develops CFC alternatives, however, additional raw materials may be required.


NITROGEN PRODUCTS

         The nitrogen products segment of the Company's business includes the manufacture and distribution of fertilizer, blasting grade ammonium nitrate and industrial ammonia. Sales of nitrogen products accounted for 63.9%, 55.3% and 55.8% of the Company's consolidated net sales in fiscal 1997, 1996 and 1995, respectively. The following table sets forth a description of typical uses of the primary nitrogen products produced and distributed by the Company:


COMPANY PRODUCT                                               TYPICAL APPLICATIONS
High density ammonium nitrate                                 Fertilizer

UAN solutions                                                 Fertilizer

Low density ammonium nitrate                                  Explosives

83% ammonium nitrate liquor                                   Explosives

Anhydrous ammonia                                             Fertilizer, fertilizer feedstock, fermentation, chemical
                                                              processing, emission control, water treatment, heat
                                                              treating, waste acid neutralization and refrigeration

Aqua ammonia                                                  Emission control, water treatment and waste acid treatment


         Fertilizer

         The Company manufactures fertilizer grade ammonium nitrate, UAN solutions and other fertilizers. The Company also purchases these and other fertilizer products for resale to supplement its own production. The three primary nutrients in fertilizer that are essential to plant growth are nitrogen, phosphate and potash. The Company's fertilizer products supply and enhance the natural fertility of soil by replacing these essential nutrients that have been taken from the soil by previous crops. Typically, farmers add various proportions of all three of these nutrients to the soil as fertilizer. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of crop use and the tendency of excess nitrogen to escape from the soil by volatilization, leaching or denitrification. Consequently, the demand for nitrogen fertilizer tends to be more consistent on a per acre planted basis than the demand for phosphate or potash fertilizer.

         The supply and demand for nitrogen fertilizer can dramatically affect the prices the Company receives for its products. Nitrogen fertilizer demand in the United States depends on a number of factors, including total planted acreage, crop mix and fertilizer application rates. Planted acreage and fertilizer application rates are determined primarily by the planting decisions of farmers who are influenced by, among other things, the profit that they expect to make on the investment to plant, grow and harvest their crops. These profit expectations are in turn influenced by current and projected grain stocks and prices, United States government agricultural policies (including subsidy and acreage set-aside programs) and weather. Nitrogen fertilizer application rates also are affected by the type of crops planted, local soil conditions and weather. In recent years, nitrogen application rates have been relatively stable. Application rates may decline, however, if environmental concerns result in government policies restricting nitrogen fertilizer use or if land management practices significantly change. The demand for nitrogen fertilizer in the United States is primarily related to the planted acreage of corn and wheat, the primary crops which utilize nitrogen fertilizers.

         The Company operates four dry bulk warehouses strategically located near major inland waterways from which it distributes nitrate, UAN solutions, phosphate fertilizer (DAP and TSP), solid urea, potash, ammonium sulfate and other fertilizers. The Company stores its own fertilizer products as well as products of others, including other fertilizer producers that do not have storage capabilities in certain regions. The Company's distribution business focuses on the resale of fertilizers purchased from third parties. The distribution business allows the Company to make available a full range of fertilizers and gives the Company contact with customers it might not otherwise serve.

         The Company primarily markets fertilizer grade ammonium nitrate and UAN solutions to distributors, dealers, national farm retail chains, regional farm cooperatives and other fertilizer producers located near its plants or distribution warehouses for ultimate sale and delivery to farmers. The Company's fertilizer customers are concentrated mainly in the midsouth and midwest regions of the United States, where their location allows the Company to supply its customers with lower freight costs than some of its competitors. The Company historically has sold more fertilizer grade ammonium nitrate and UAN solutions than it had the capacity to produce, thus allowing it to operate its fertilizer plants at or near capacity year-round. The Company selectively sells its UAN solutions in markets that can be advantageously supplied by its Cherokee, Alabama facility.

         Competition

         The nitrogen fertilizer industry is highly competitive and no single
company is the dominant producer.   The Company's principal competitors in the
nitrogen fertilizer market include a number of manufacturers, some of which have larger and more modern facilities than the Company. The high cost of delivering fertilizer grade ammonium nitrate and UAN solutions tends to restrict the geographical market area that a production facility can supply. The primary competitive factors in the nitrogen fertilizer industry are price, quality, manufacturing flexibility, delivery time and customer service.

         The Company also competes with foreign fertilizer producers, some of which receive subsidies from their governments. Some countries also have natural gas supplies which exceed domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. Imported products from these countries compete with domestically manufactured nitrogen fertilizer, including that sold by the Company. In addition, other importers subsidized by foreign governments may import products into the United States for reasons not related to United States fertilizer market conditions, such as the need to obtain United States dollars.

         Blasting Grade Ammonium Nitrate

         The Company manufactures blasting grade ammonium nitrate prills and 83% ammonium nitrate solutions, the primary materials used in the production of commercial grade explosives and blasting agents used in the United States. The majority of ammonium nitrate-based blasting agents and explosive tonnage is used in the mining of coal, the volume of which is largely determined by electric power demand. Metals mining and quarry activity also affect demand for these blasting products. Several producers of blasting grade ammonium nitrate regularly sell this product as a nitrogen fertilizer.

         On December 13, 1995, the Company acquired a blasting grade ammonium nitrate manufacturing facility located near Seneca, Illinois and related assets for an aggregate purchase price of approximately $39.5 million. The facility manufactures and sells ammonium nitrate only in the blasting market. Blasting grade ammonium nitrate is also manufactured at the Company's Geneva, Utah facility. The Company also purchases blasting grade ammonium nitrate on a contract basis from third parties. Sales to both manufacturers and distributors and end users are made through contracts and open market sales.

         As in its fertilizer business, the Company is committed to selling a greater volume of blasting grade ammonium nitrate than it produces. Unlike other ammonium nitrate producers that tend to de-emphasize the blasting market during periods of high fertilizer demand, the Company seeks to maintain product quality and availability irrespective of conditions in the fertilizer market. In May 1995, as a result of the Oklahoma City bombing and the Company's commitment to the community as a Responsible Care(R) company, the Company adopted a new policy severely limiting the sale of low density, blasting grade ammonium nitrate to any entity outside the explosives industry. In accordance with such policy, the Company announced in May 1996 that it had temporarily suspended production of low density nitrite at the Crystal City, Missouri facility due to the lack of demand in the explosives market. The Company is investigating options to return this facility to production, including feasibility studies relating to production of additional fertilizer grade nitrate at such facility.

         Competition

         A number of manufacturers compete in the North American blasting grade ammonium nitrate market. Freight charges typically account for a significant percentage of the selling price of blasting grade ammonium nitrate, which somewhat limits the geographic areas in which manufacturers can compete. Competition generally is divided between the eastern and western regions of the United States and is based on price and product quality. Because of the location of its three plants and two distribution centers, the Company is able to compete in both regions. The Company believes that no competitor maintains a significant technological or quality advantage over the others.

         Industrial Ammonia

         The Company distributes anhydrous and aqua ammonia, nitric acid and ammonia storage systems and provides ammonia clean-out service and other related equipment, parts and support services to various types of customers. Anhydrous and aqua ammonia have a variety of industrial applications, including the removal of nitrogen oxide pollutant gases from boiler and incinerator emissions, refrigeration, fermentation, chemical processing, water treatment, heat treating and waste acid neutralization. In response to the passage of the Clean Air Act, which severely restricts the discharge of certain pollutants into the environment, the domestic market for the treatment of sulfur and nitrogen oxide gases has grown rapidly. The industrial market for ammonia is broken down into two categories: (i) large volume bulk industrial users that use these products primarily as a basic raw material in the production of various chemicals and resins (the bulk commodity market) and (ii) smaller volume specialty users (the merchant market). The Company has focused its sales primarily on smaller volume specialty users that require higher quality products, special delivery service, technical service assistance and storage and handling services.

         The Company supplies the merchant market for anhydrous and aqua ammonia through 22 customer service centers located throughout the country and sells products and services nationally. The Company has its own fleet of trucks and trailers for delivering these products to customers' locations. Sales are made in cylinders, less than truck load quantities, full truck load and railcar loads. The Company also sells equipment, replacement parts, safety seminars and videos, ammonia clean-out services and other services and equipment rentals that support the primary sale of anhydrous and aqua ammonia.

         Approximately 50% of the Company's industrial ammonia sales are for chemical processing applications. Sales have been declining for cylinder users and heat-treating processes, while sales for chemical processing and environmental processes have been increasing. The Company is experiencing an increasing demand for aqua ammonia as a result of new environmental regulations that restrict sulfur and nitrogen oxide emissions. The Company converts anhydrous ammonia into aqua ammonia at ten distribution centers.

         Competition

         The Company's competitors include both ammonia manufacturers and merchant distributors. The ammonia manufacturers serve primarily the large bulk commodity users, and the merchant distributors serve the smaller volume specialty users of anhydrous and aqua ammonia, who are the focus of the Company's marketing efforts. The Company has only one major competitor who distributes industrial ammonia products nationally. Other competitors in the industrial ammonia merchant market distribute only in local market areas. Service and quality are significant competitive factors in the merchant market.

         Production Techniques and Facilities

         The Company produces nitrogen products at facilities located in Cherokee, Alabama; Crystal City, Missouri; Geneva, Utah; Seneca, Illinois; and Westwego, Louisiana. The Company also purchases phosphates, solid urea, potash, nitrate, UAN solutions and ammonium sulfate for resale from four dry bulk warehouses strategically located near major inland waterways in Granite City, Illinois; Caruthersville, Missouri; Sugar Creek, Missouri; and Jeffersonville, Indiana.

As a result of the renovation of the older nitric acid plan and the installation of a prill fattening process at its Cherokee, Alabama facility, the Company has significantly increased its production capacity of high density ammonium nitrate. (See "Properties.")

         Anhydrous ammonia is the primary feedstock for commercially produced nitrogen products. Anhydrous ammonia gas is synthesized by processing air and natural gas in the presence of a catalyst; by-product gaseous carbon dioxide is also produced. Ammonia gas and air are burned in the presence of a catalyst to form nitric acid. Additional ammonia is then used to neutralize the nitric acid, forming ammonium nitrate liquor. This liquor is either solidified and converted into granular pellets (or prilled) to produce solid fertilizer and blasting grade ammonium nitrate, or combined with urea liquor to produce UAN solutions. The Company also sells ammonium nitrate liquor. The urea used in UAN solutions is produced by reacting carbon dioxide that is generated in the production process with ammonia.

         The Company operates 22 industrial ammonia distribution centers. The Company converts anhydrous ammonia into aqua ammonia at ten of its ammonia distribution facilities and purchases aqua ammonia at three other locations. Because of higher growth in demand for aqua ammonia, the Company intends to expand its aqua ammonia production capacity, while continuing to purchase and remarket anhydrous ammonia.

         Raw Materials

         At the Cherokee facility, anhydrous ammonia is produced and then upgraded into ammonium nitrate and UAN solutions. The Company purchases anhydrous ammonia to produce ammonium nitrate at the Seneca, Crystal City and Geneva facilities. The Company purchases approximately one-third of its ammonia feedstock requirements from other ammonia manufacturers. Substantially all of its purchased ammonia requirements are supplied pursuant to contracts at prices that permit the Company to produce nitrogen products at a competitive cost. The primary material purchased by the Company in connection with the production of ammonia at its Cherokee and Westwego facilities is natural gas. Natural gas is supplied throughout the United States by large pipeline companies and local distributors.


ALUMINA CHEMICALS

         The Company's alumina chemical business includes the production of specialty alumina chemicals (activated and VERSAL). Sales of alumina chemicals, excluding sales from the Hydrate Partnership and CRILAR, accounted for 10.6%, 13.8% and 14.1% of the Company's consolidated net sales for fiscal 1997, 1996 and 1995, respectively. The following chart describes various end uses for the alumina chemicals manufactured by the Company:

 COMPANY PRODUCT            INTERMEDIATE PRODUCTS                  TYPICAL APPLICATIONS

 Activated alumina          Adsorbent materials, catalysts,        Polyethylene, hydrogen peroxide,
 chemicals                  desiccants                             petrochemicals and gasoline
                                                                   additives

 VERSAL(TM) alumina         Catalysts                              Oil refining, gasoline additives
 chemicals                                                         and automobile emission control

 Hydrate                    None                                   Detergents, plastics and flame
                                                                   retardant materials

         Activated Alumina Chemicals

         The Company manufactures activated alumina chemicals that are used as catalysts for a variety of applications, including dehydration of various gases and liquids, HF alkylation, catalyst support, chloride removal, Claus catalyst, and as adsorbent materials used in the manufacture of polyethylene, hydrogen peroxide, petrochemicals and gasoline additives. The Company produces a number of different activated alumina chemical products, all available in different size fractions.

         The Company produces activated alumina chemicals at a plant located in its Baton Rouge, Louisiana facility. Activated alumina chemicals are marketed to several different market segments. The Company's major customers include major polyethylene manufacturers, hydrogen peroxide producers, petrochemical manufacturers, natural gas processors and gasoline additive manufacturers.


         VERSAL(TM) Alumina Chemicals

         The VERSAL line of alumina chemicals includes several types of products made by the Company at a plant located in its Baton Rouge facility using the Company's proprietary VERSAL process. VERSAL products are used as catalyst supports for a number of applications, including fluid cracking, desulfurization (removal of sulfurs and metals from sour crude oil), petrochemical reactions, production of additives used in reformulated gasoline products and treatment of automotive emissions. The passage of the Clean Air Act has resulted in increased demand for VERSAL products used as support for desulfurization catalysts and as catalysts used in the production of reformulated gasoline additives.

         VERSAL products are supplied to a wide variety of catalyst producers, including oil refineries and automobile catalyst manufacturers. As evolving environmental regulations alter the catalyst requirements of automobile manufacturers, crude oil refiners and other catalyst users, the Company believes that the key to increasing market share will be the ability to meet unique customer demands for product characteristics. The Company believes that the VERSAL process allows it to produce a full line of VERSAL powders to satisfy the changing needs of its customers. Most of the Company's competitors produce only one type of alumina powder.

         Industrial Alumina Chemicals

         The Company sold substantially all property, plant and equipment and certain other assets used exclusively in its calcined and tabular alumina production businesses to C-E Baton Rouge, Inc., an unrelated third party ("C-E"), on April 1, 1996. The Company will continue to operate the plant and equipment on behalf of C-E for up to three years subsequent to the effective date of the sale for an annual operating fee of up to $500,000, subject to reduction based on the volume of production and the production of nonconforming products. In addition, the Company will continue to sell its remaining calcined and tabular inventories pursuant to an inventory consignment arrangement with C-E into fiscal 1998.

         Hydrate

         Through the Hydrate Partnership, the Company markets hydrate, which is used as an intermediate or feedstock in the production of a variety of chemicals, including alumina chemicals. Hydrate is sold to manufacturers of detergent zeolites, catalysts, water treatment chemicals and flame retardant materials.

         Historically, the Company was a significant distributor of hydrate, which it purchased from Kaiser. In January 1993, the Company ceased its distribution of hydrate and entered into the Hydrate Partnership with Kaiser for the development, operation and management of a marketing operation for the sale of hydrate. The Company jointly manages and has a 45% ownership interest in the Hydrate Partnership. The Hydrate Partnership purchases hydrate from Kaiser at competitive prices pursuant to a 20-year contract. All of the hydrate purchased by the Hydrate Partnership is sold to third parties, except for certain sales to CRILAR. During fiscal 1996, the Hydrate Partnership installed capital improvements to produce a higher quality hydrate. In addition, facilities were also constructed during 1996 to allow the Hydrate Partnership to enter the hydrate wetcake market. Shipments of wetcake began in fiscal 1996 and the facilities became fully operational during the first quarter of fiscal 1997.

         Production Facilities and Techniques

         The Company's alumina chemicals are manufactured at the Baton Rouge facility, while the Hydrate Partnership distributes hydrate manufactured at Kaiser's Gramercy facility. Activated alumina chemicals are produced by combining hydrate with water and certain chemical additives. The resulting product is then activated by heating it to a high temperature. The VERSAL patented process produces various phases of partially hydrated alumina chemicals by dissolving hydrate in sodium aluminate. The product is then filtered, washed and dried to form a powder.

         Hydrate is recovered from the solution resulting when bauxite, the base ore of aluminum metal, is dissolved in caustic soda. The hydrate is filtered and washed to produce a chemical grade powder.

         Raw Materials

         Hydrate, which is the primary raw material in the production of alumina chemicals, is generally supplied by aluminum manufacturers. The Company purchases hydrate from Kaiser under a long-term contract and, on occasion, from other third party suppliers. The Company and the Hydrate Partnership purchase a significant portion of Kaiser's alumina production from its Gramercy facility.

         Competition

         The Company's major competitor in the alumina chemicals business is the Aluminum Company of America (ALCOA), a large, vertically-integrated aluminum metals producer that has significantly greater financial resources than the Company. Other aluminum manufacturers and alumina chemicals producers and distributors tend to compete only regionally or in specific niche markets. Competition is increasing in the catalytic alumina chemicals market as environmental regulations cause increased demand for alumina chemicals that compete with the Company's VERSAL products. In the markets in which the Company competes, the key competitive factors are product quality, price, the ability to meet specific customer demands and technical service.


OTHER PRODUCTS

         In fiscal 1996, the Company formed a 100% owned subsidiary, LaRoche Air Systems Inc. ("LASI"). LASI markets and sells desiccant wheels that are used as an alternative in home and light commercial air conditioning systems that currently use CFCs and HCFCs. In fiscal 1997, the Company marketed the desiccant wheel to major HVAC suppliers. This desiccant wheel technology has lead to the development of an air exchange wheel capable of permitting existing cooling technology to meet new air quality standards. The Company markets its products in the industrial dehumidification and energy recovery industry.

         LaRoche Filter Systems Inc. ("LFSI") is a subsidiary of the Company that was formed in 1992 to enter the cooking oil filtration market. The Company is an 80% stockholder of LFSI, with the remaining 20% owned by Filter Systems Inc., an unrelated entity. LFSI produces and markets a cooking oil filtration unit (PureTec(TM)) for use in restaurants that consists of two or three filtering phases in one enclosed vacuum system. Since the organization of LFSI, the PureTec unit has been undergoing development and testing and has been in limited production.

RESEARCH AND DEVELOPMENT

         The Company has operated a research and development center at its Baton Rouge facility since 1989 to develop and test new products and production methods. The Company had research and development expenditures of approximately $3.8 million, $3.4 million and $3.1 million in fiscal 1997, 1996 and 1995, respectively. The research and development center focuses on both process and product development. Many of the Company's innovations involve improvements to processes that allow existing products to be used in new applications. The research and development center also provides technical support for the Company's various product lines and is involved in the Company's plant upgrade projects. Through its research and development center, the Company also conducts research on a contract basis for third parties, including customers. Particular areas of emphasis for the research and development effort have been CFC and HCFC replacement processes and products and the development of new alumina chemical products to meet the needs of the Company's customers.


PATENTS

         The Company owns or has applied for approximately 25 patents and is licensed under other patents covering certain of its products and processes. The Company generally applies for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, seeks licenses when such products or processes are developed by others. Although in the aggregate the rights under such patents are important to the Company's operations, no significant segment of the Company's business or its business as a whole is dependent on any particular patent or license.


SEASONALITY AND BACKLOG

         A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, in the fall planting seasons. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


KAISER RELATIONSHIP

         In connection with the acquisition of the Company's Gramercy and Baton Rouge facilities from Kaiser in 1988, the Company and Kaiser entered into certain agreements governing their relationship and respective obligations concerning jointly operated or administered assets. Kaiser and the Company share the powerhouse complex at the Gramercy facility pursuant to certain agreements that remain in effect (if the Company exercises renewal options) until 2008. Kaiser operates the powerhouse complex, and the costs thereof and the utilization of energy generated therefrom are shared in accordance with these agreements. At Gramercy, Kaiser operates its alumina plants adjacent to the Company's facility that produces electrochemical products. The powerhouse complex supplies energy and steam to the Gramercy facilities of both companies.

         Kaiser and the Company also have agreements relating to jointly operated or administered environmental compliance matters at their Gramercy and Baton Rouge facilities, other services, such as water, sewage, dock and rail, chemical, telephone and emergency response services, and other matters.


GOVERNMENTAL REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations governing the use, discharge, storage, and disposal of hazardous materials because the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing processes. Environmental laws and regulations have evolved rapidly over the last two decades typically becoming more restrictive of activities that may impact the environment, such as emissions of pollutants to air and water, generation and disposal of wastes and use and handling of chemical substances. The Company cannot at this time assess with certainty the degree of impact of future emissions standards and enforcement practices upon its operations or capital expenditure requirements.

         The Company is subject to the Clean Air Act and comparable state statutes regulating air emissions. The Clean Air Act Amendments of 1990 contain provisions that may result in the imposition of certain pollution control requirements with respect to air emissions from the Company's operations. The EPA is currently developing regulations to implement those requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, the Company may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals. Until such time as the new Clean Air Act Amendment requirements are fully implemented, the Company is unable to estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At present, the Company does not believe that such regulations will have a material effect on its financial condition or results of operations.

         The Clean Air Act Amendments provided for the phase-out of the new production of CFCs (R-11 and R-12) as of January 1, 1996, followed by the phase-out of the production of HCFCs (R-141b and R-22) by January 1, 2003 and 2020, respectively. The Clean Air Act also regulates sulfur and nitrogen oxide removal from emissions and provides certain incentives for the production of reformulated gasolines. These regulations may increase the demand for certain of the Company's alumina chemicals and ammonia products.

         Chlorine use has been affected by certain environmental regulations, particularly those relating to the discharge of dioxins by pulp and paper producers. When chlorine is used in the pulp bleaching process, dioxins are a by-product. From time to time legislation is introduced proposing the elimination of discharges of chlorine compounds into navigable waters and requiring zero discharge limits for certain toxic substances, including certain chlorinated compounds.

         The Company's operations also are governed by extensive federal, state and local regulatory requirements relating to environmental affairs, waste management and chemical products. Consequently, the Company is required to obtain operating permits for the operation of its plants and related facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities enforce compliance with these regulations and permits, impose excise taxes on certain products and implement environmental plans. Violators of these regulations are subject to civil and criminal penalties, including civil fines, injunctions or both. Accordingly, certain governmental regulation compliance costs and potential liabilities are inherent in the Company's operations and products. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, regulate the use of hazardous chemicals in the workplace. The Company uses asbestos in the manufacture of its electrochemical products, and some of its operating facilities contain some structural asbestos that the Company believes is properly contained.

         The Company voluntarily adheres to the Guiding Principles of the Responsible Care(R) initiative of the Chemical Manufacturers Association and its six Codes of Management Practices. The Company believes that these codes typically are more stringent than the legal requirements in the areas of process safety, employee safety, pollution prevention and chemical distribution.


EMPLOYEES

         As of February 28, 1997, the Company had 800 full-time employees, 410 of whom were represented by labor unions. The Company considers its labor relations to be satisfactory.

RECENT DEVELOPMENTS

         On May 12, 1997, the Company announced that it had reached a plea agreement with the U.S. Department of Justice, pursuant to which the Company will admit to participating in an agreement in restraint of competition for the sale of ammonium nitrate in May 1992. The plea agreement is subject to final approval by the federal court. Under the terms of such plea agreement, in which the government does not contend that the Company implemented the price-fixing agreement, the Company will pay a fine of $1.5 million in five installments during the next four years. Such payment is believed to be considerably lower than the fines paid by several other companies in the industry and is not expected to have a material adverse effect on the financial condition or operations of the Company.


BUSINESS GLOSSARY

83% ammonium nitrate liquor - Ammonia reacted with nitric acid forms ammonium nitrate liquor (83% solution), which is used to make blasting products.

activated alumina chemical - A type of specialty alumina chemical that removes certain substances from a chemical mixture or serves to catalyze certain reactions due to its physical and chemical characteristics. For example, Claus catalyst is used in refineries to convert hydrogen sulfide from petrochemical streams into sulfur which is a commercial product.

adsorbent - A process (adsorption) by which an extremely thin layer of molecules (for example, gases) adhere to the surface of a substance such as an alumina chemical.

alumina trihydrate (hydrate) - A solid alumina produced by dissolving bauxite in caustic soda.

ammonia clean-out service - Tanks and systems containing or using ammonia become contaminated with oil or a build up of water. This clean out service restores these systems or makes the system ready for removal.

anhydrous ammonia - Anhydrous means without water. Ammonia in its pure form readily absorbs water. Commercial and premium grade ammonia contain varying minute quantities of water.

anhydrous hydrofluoric acid - A raw material used in the manufacture of 141b and other flourocarbons. Its elemental components are hydrogen and fluorine.

aqua ammonia - Ammonium hydroxide - a mixture of anhydrous ammonia (usually 30%) and water.

calcined alumina chemicals - An industrial alumina chemical that is produced by heating alumina trihydrate to a high temperature without fusing to achieve certain physical characteristics. Calcined alumina chemicals are a raw material for tabular alumina chemicals.

catalyst - A chemical substance, whose physical or chemical characteristics speed up a chemical reaction without the catalyst becoming part of the reaction.

catalyst support - A high strength substance on which a catalyst such as platinum is deposited.

CFC - See fluorocarbons.

caustic soda - Sodium hydroxide - a strong chemical base whose formula is NaOH.

Claus catalyst - An activated alumina chemical that is used to remove sulfur from petrochemical streams.

DAP, TSP - Diammonium phosphate and triple super-phosphate - two types of phosphate fertilizers.

denitrification - The removal of nitrogen from a substance.

desiccant cooling system - A novel air conditioning system whereby a rotating desiccant wheel (desiccant material suspended on a honeycomb matrix) is used to dehumidify air. The drier warmer air is cooled with a heat exchange device and then rehumidified to create a cooling effect.

ECU - Electrochemical unit - a way of measuring the production of chlorine and caustic soda from the electrolytic conversion of common salt. One ECU is the equivalent of a proportional amount of chlorine and caustic soda (1 to 1.1). One ECU ton equals one ton of chlorine and 1.1 tons of caustic soda.

feedstock - A chemical substance used in the manufacture of another. Natural gas is the feedstock of ammonia. Salt (or brine) is the feedstock for caustic soda and chlorine. Hydrate is the feedstock for alumina chemicals.

fluid cracking (fluid catalytic cracking) - A refinery process that produces various hydrocarbon chemicals from petrochemical feedstocks. For instance, it is a primary step in producing gasoline.

fluorocarbons - Chlorinated hydrocarbon chemicals that have certain properties making them suitable for uses such as foam blowing, air conditioning and refrigeration. Fluorocarbons include chlorofluorocarbons (CFCs), hydrochlorofluorocarbons (HCFCs) and hydrofluorocarbons (HFCs).

HCFC - See fluorocarbons.

HF alkylation - A petroleum refining process using HF (Hydrogen Fluoride) as a catalyst to convert a petrochemical. The process is primarily used to increase the octane of fuel.

HFC - See fluorocarbons.

high density ammonium nitrate - A solid, dense form of ammonium nitrate that contains about 34% nitrogen by weight and is used primarily for agricultural purposes.

HVAC - Heating, ventilator and air conditioning systems for homes and commercial use are referred to as HVAC systems.

hydrate - Alumina trihydrate - A form of industrial alumina chemicals that contain water and is used in flame retardants and as a feedstock for other industrial and specialty alumina chemicals.

industrial alumina chemicals - Alumina chemicals for basic industrial uses, such as calcined and tabular alumina chemicals, which are used as raw materials in refractories and ceramics.

investment casting - A metal and ceramic casting process in which the mold is destroyed when the piece is made.

kiln furniture - A rack that holds ceramic material in a high temperature oven.

leaching - The process of percolating water or other liquids to dissolve out chemical substances from solids such as soils.

low density ammonium nitrate - Chemically the same as high density ammonium nitrate. A solid pelletized (prilled) form of ammonium nitrate capable of absorbing fuels in the manufacture of blasting agents. It also is often referred to as blasting grade ammonium nitrate.

petrochemicals - Hydrocarbon chemicals (organic chemical compounds) made from refinery gases, natural gas liquids or other organic sources.

polyurethane - A hydrocarbon substance, often in plastic form, used typically for insulation.

PVC - Poly vinyl chloride - A chlorine-containing petrochemical feedstock for certain plastics.

refractory - A refractory is a substance that resists heat and is used to insulate or contain hot materials. Industrial alumina chemicals are used in refractories.

rigid urethane foam - A type of insulating polyurethane foam which uses a propellant gas such as R-11 or R-141b to form insulating pockets within the hardened foam.

sodium aluminate - A chemical resulting from the reaction between caustic soda and hydrate, which is used in basic chemical processes.

sterilant gas - Gas used to sterilize medical equipment.

tabular alumina chemical - An alumina chemical made from ground calcined alumina that is heated to very high temperatures and sintered to make heat resistant ceramics.

titanium dioxide - A compound of oxygen and titanium metal for uses such as paint and the production of hydrogen peroxide.

UAN solution - A liquid urea ammonium nitrate mixture in water, typically containing 28-32% nitrogen by weight for fertilizer uses.

Urea - A chemically combined form of ammonia and carbon dioxide which contains 46% nitrogen by weight. Urea liquor is the liquid form of the substance which solidifies at room temperature.

VERSAL(TM) alumina chemicals - A Company trade name for a type of specialty alumina chemical made under special conditions to provide certain physical and chemical characteristics.

volatilization - The process of removing certain chemical compounds by adding energy (heat). For example, urea can decompose when applied to the ground because of surface soil conditions and ammonia is volatilized to the atmosphere. Ammonium nitrate resists volatilization.


ITEM 2.    PROPERTIES

         The Company has seven facilities where its products are manufactured, 22 customer service centers from which it distributes anhydrous and aqua ammonia and four warehouses that it uses for delivery and storage of fertilizer. The Company's manufacturing facilities include the two facilities located in Baton Rouge and Gramercy, which manufacture alumina chemicals and electrochemical products, the four facilities located in Cherokee, Crystal City, Geneva, and Seneca which manufacture nitrogen products and the Westwego facility, which manufactures ammonia.

         The Company believes that its primary facilities are in suitable condition and adequate for its current operations. The following table presents certain information relating to the principal facilities owned by the Company.

LOCATION                                DESCRIPTION AND BUSINESS LINE                                STATUS

Gramercy, Louisiana . . . . . . . .     Electrochemical products: hydrochlorofluorocarbons,          Owned
                                        caustic soda and chlorine facility.

Baton Rouge, Louisiana  . . . . . .     Alumina chemicals: activated and VERSAL alumina chemicals    Owned
                                        facility.

Cherokee, Alabama . . . . . . . . .     Nitrogen products: fertilizer and blasting grade ammonium    Owned
                                        nitrate facility and distribution center.

Crystal City, Missouri  . . . . . .     Nitrogen products: fertilizer and blasting grade ammonium    Owned
                                        nitrate facility.

Geneva, Utah  . . . . . . . . . . .     Nitrogen products: blasting grade ammonium nitrate           Owned
                                        facility.

Seneca, Illinois  . . . . . . . . .     Nitrogen products:  blasting grade ammonium nitrate          Owned
                                        facility.

Westwego, Louisiana . . . . . . . .     Nitrogen products: ammonia                                  Leased

         The Crystal City facility was subject to a mortgage securing a loan from USX. The Company made certain prepayments of the USX Notes during fiscal 1996 and 1997 and made its final payment of $1,355,000, plus accrued interest thereon, on April 30, 1997. The Westwego facility is owned by Avondale Ammonia and is situated on land leased from Cytec Industries Inc.

         In addition, the Company owns or leases 22 customer service centers in 18 states, where it stores and distributes anhydrous ammonia. It produces and distributes aqua ammonia products at nine of these centers. The Company also sells related storage systems and equipment and provides certain customer services at those centers. The Company owns the four agricultural warehouses located in Missouri, Illinois and Indiana, where the Company stores and distributes phosphate fertilizer (DAP and TSP), solid urea, potash, nitrate, UAN solutions and ammonium sulfate. The Company also owns several sites that were once used in the production or distribution of Company products, which currently are surplus to its needs.


ITEM 3.   LEGAL PROCEEDINGS.

         General

         The Company and its subsidiaries have been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of the Company, any such liability will not have a material adverse effect on the Company, even though the resolution of certain matters could be material to the results of operations of any single fiscal quarter. Additionally, the Company is involved, to the extent and with the Company's assessment of the effect noted, in the proceedings set forth below.

         Environmental Proceedings

         Gramercy, Louisiana. On July 28, 1989, a 28,000 gallon mixture primarily consisting of chloroform and carbon tetrachloride was spilled at the Company's Gramercy plant during the off-loading of a barge. Although immediate corrective action was initiated, the spill impacted the shallow soils and groundwater. Expenditures for corrective action and to determine the extent of contamination through February 28, 1997, have been approximately $3.5 million. The Company estimates that the remaining cost to complete remediation could be up to an additional $2.2 million over the next few years.

         On June 27, 1996, Marathon Pipe Line Company and Marathon Oil Company (collectively, "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In connection with the gasoline release, a class action petition was filed in the 23rd Judicial District Court for the Parish of St. James, Louisiana against Marathon and the Company on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the investigation is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability.

         Chicago Heights, Illinois. USX and Armour & Company ("Armour"), former owners of the Company's Chicago, Illinois facility, and the Company have agreed in principle to the cleanup of soil and groundwater at such facility. This facility was previously used to manufacture fertilizers and to blend pesticides into the fertilizers. Although the facility is currently owned by the Company, pursuant to its agreement with USX and Armour, the Company will be responsible for only 5.7% of the total project cost. Corrective action is underway by the companies and is expected to cost approximately $2.3 million over the next several years, of which the Company expects to be responsible for approximately $130,000.

         Greensboro, North Carolina. The Company acquired a Greensboro, North Carolina fertilizer plant and warehouse that was formerly used by Armour to produce sulfuric acid as part of the 1986 purchase from USX. After a fire destroyed the plant and most of the warehouse in 1989, the Company began an effort to assess the effects of historical contamination at the site. The original assessment addressed several areas, including a former wastewater holding pond. The Company estimates that total assessment and remedial costs will be between $1.7 million and $3.0 million over the next five years. USX has retained liability with respect to a substantial portion of the investigation and remediation costs.

         Pursuant to the Asset Purchase Agreement dated April 30, 1986 between USX and the Company, USX retains all environmental liabilities relating to the acquired assets resulting from events occurring prior to the closing date. The costs of any environmental liabilities arising due to both parties' ownership or use of the purchased assets will be allocated in accordance with each parties' contribution to the events or circumstances which gave rise to the liabilities.

         In addition to the matters described above, the Company is also involved, to varying degrees, in remedial activities at other facilities. Although the aggregate cost of such remedial activities cannot be precisely predicted, in the opinion of the Company, such remedial activity will not have a material adverse effect on the Company.

         Other Proceedings

         On May 9, 1997, the Company entered into a plea agreement with the U.S. Department of Justice with respect to allegations that the Company participated in discussions with competitors in restraint of competition for the sale of ammonium nitrate. (See "Business -- Recent Developments.")

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security-holders of the Company during the fourth quarter of fiscal 1997.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of May 28, 1997, the Common Stock is held by 13 persons, all of whom are affiliated with the Company. No dividends were declared on the Common Stock until January 1996 when the Company's Board of Directors declared its first quarterly dividend of $.50 per share. The Company also paid quarterly dividends of $.50 per share during fiscal 1997. The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time. In addition, the Company's debt instruments include restrictions that may limit future dividends.


ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected historical consolidated financial information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. On August 17, 1994, LHI and LCI were merged into the Company, with the Company as the surviving corporation. The selected historical consolidated financial information as of and for all periods prior to August 17, 1994 is that of LHI and subsidiaries, and such information as of and for all periods subsequent to August 17, 1994 is that of the Company as the surviving company. Certain prior year amounts have been restated to conform to the current year's presentation.

                                                               Year Ended
                                                               ----------
                                     February     February      February      February     February
                                       28,           29,          28,           28,           28,
                                      1997(1)      1996(2)        1995          1994        1993(3)
                                      ----         ----           ----          ----        ----
                                        (Dollars in thousands, except per share information)
STATEMENT OF OPERATIONS DATA:

Net sales . . . . . . . . . .        $379,285     $448,982      $420,723      $375,511     $368,058

Cost of sales . . . . . . . .         313,871      350,066       329,383       302,075      292,156
                                     --------     --------      --------      --------     --------

Gross profit  . . . . . . . .          65,414       98,916        91,340        73,436       75,902

Selling, general and
administrative expenses . . .          54,777       54,631        54,135        50,048       49,356
                                     --------     --------      --------      --------     --------

Income from operations  . . .          10,637       44,285        37,205        23,388       26,546

Interest expense  . . . . . .          14,881       15,973        13,083         7,118        7,158

Income from equity investments          4,909        2,647         2,540         3,257          416


Other income, net . . . . . .             411        1,163         1,581           128          659
                                     --------     --------      --------      --------     --------

Income before income taxes,
minority interests and
extraordinary charges . . . .           1,076       32,122        28,243        19,655       20,463

Provision for income taxes  .             417       13,170        12,297         8,499        8,353

Minority interests, net (4) .              --           --        (2,063)       (3,226)        (382)
                                     --------     --------      --------      --------     --------
Income before extraordinary
charges . . . . . . . . . . .             659       18,952        13,883         7,930       11,728

Extraordinary charges from
debt extinguishments  . . . .              --           --          (860)       (1,077)          --
                                     --------     --------      --------      --------     --------

Net income  . . . . . . . . .        $    659     $ 18,952      $ 13,023      $  6,853     $ 11,728
                                     ========     ========      ========      ========     ========


                                                             Year Ended
                                                             ----------
                                   February     February      February      February     February
                                     28,           29,          28,           28,           28,
                                    1997(1)      1996(2)        1995          1994        1993(3)
                                    ----         ----           ----          ----        ----

BALANCE SHEET DATA (AT END OF
PERIOD):

Total assets  . . . . . . . .        $312,365     $305,932      $300,421      $241,721     $225,328

Working capital . . . . . . .           6,832       29,269        58,307         5,521       20,400

Total long-term debt and
capital leases  . . . . . . .         105,036      113,691       120,686        50,639       46,838

Minority interests(5) . . . .              --           --            --        15,432       24,992

Common stock with redemption
  features  . . . . . . . . .           4,177       12,246        15,392        16,538       16,107

Total stockholders' equity  .          50,906       51,296        34,478        23,404       16,982


OTHER DATA:

Gross profit margin . . . . .            17.2%        22.0%         21.7%         19.6%        20.6%

Cash received from equity
investment  . . . . . . . . .        $  5,701     $  1,332      $  2,933      $  2,455     $     --

Depreciation and amortization          22,634       18,580        16,067        16,682       13,997

EBITDA(6) . . . . . . . . . .          39,099       67,430        56,538        42,525       40,543

Cash flow provided by
operating activities(6) . . .          25,332       60,751         5,495        29,071       42,091

Capital expenditures,(7)
investments, and acquisition
of a business . . . . . . . .          43,453       58,521        33,597        31,119       23,441

Cash dividends per share  . .            2.00         0.50            --            --           --

---------------

(1) In April 1996, the Company sold substantially all of the property, plant and equipment and certain other assets used in its calcined and tabular alumina chemical businesses.

(2) In September 1995, the Company entered into the CRILAR joint venture. Since that time, sales from the Company's VERSAL II facility have been excluded from the Company's sales and results of the Company's interest in the CRILAR joint venture have been accounted for as income from equity investments. Fiscal 1996 results reflect the operations of the Seneca facility as of December 1995, the date the Company acquired sustantially all of the assets of the facility.

(3) In January 1993, the Company entered into the Hydrate Partnership. Since that time, hydrate sales have been excluded from the Company's sales and results of the Company's interest in the Hydrate Partnership have been accounted for as income from equity investments.

(4) Principally reflects adjustments to the value of redeemable capital stock held by LCI institutional stockholders. The Company estimated the formula value of such stock as outlined in the shareholders' agreements relating to such stock by using historical results and accreted such amounts to the estimated value over the terms of the agreements.

(5) Principally reflects the estimated value of LCI's redeemable capital stock not held by the Company. (See note (4) above.)

(6) EBITDA represents income from operations plus cash received from equity investments plus depreciation, amortization and non-cash long-term asset writedowns reflected in income from operations. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flow provided by operating activities relates primarily to working capital requirements, and payments made for interest and income taxes.

(7) Capital expenditures include expenditures on plant turnarounds and exclude non cash additions through capital leases.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


SIGNIFICANT DEVELOPMENTS

         Fiscal 1997 was a year of significant changes in operations for the Company resulting in decreased financial performance. The Company experienced a decline in sales volume and income from operations in fluorocarbons resulting from the government-mandated phase-out of production of CFCs R-11 and R-12.
Net sales and income from operations generated from CFC R-11 and R-12 sales to total Company net sales and income from operations were 0.8%, 4.0%, and 5.7% and 23.2%, 18.4% and 33.3% in fiscal years 1997, 1996 and 1995, respectively. The Company will continue to sell remaining bulk CFCs until its inventory is depleted. During fiscal 1997, the Company experienced decreased margins for both ammonia and chlor-alkali products as a result of increased natural gas costs of $10.3 million and other raw materials costs. In addition, the Company experienced lower average ECU prices and production problems at the Gramercy facility that resulted in decreased income from operations of $12.5 million for fiscal 1997. The Company also experienced a decline in net sales and income from operations from its Alumina Chemicals business as a result of the sale of certain VERSAL alumina chemical production equipment to CRILAR in September 1995 and production problems experienced at the facility during fiscal 1997 of $11.9 million and $8.5 million, respectively.

         The Company sold substantially all property, plant and equipment and certain other assets used exclusively in its calcined and tabular alumina production businesses to C-E, an unrelated third party, on April 1, 1996. The sales price of the assets was $3 million, plus an amount equal to the value of the raw material inventory. The Company will continue to operate the plant and equipment on behalf of the purchaser for up to three years subsequent to the effective date of the agreement for an annual operating fee of up to $500,000, subject to substantial reduction based on the volume of production and the production of nonconforming products. In addition, the Company will continue to sell its remaining calcined and tabular inventories pursuant to an inventory consignment arrangement with C-E into fiscal 1998.


SEGMENT INFORMATION

         The following table presents business segment information for the fiscal years ended February 28, 1997 and February 29, 1996 respectively:


                                                                        FISCAL YEARS ENDED

                                                        FEBRUARY 28, 1997                  FEBRUARY 29, 1996
                                                ----------------------------------------------------------------
                                                                         Percent                        Percent
                                                  Amount                of Total        Amount          of Total
                                                  ------                --------        ------          --------
 SEGMENT INFORMATION:

 NET SALES:

 Electrochemical products                        $ 96,738                 25.5%       $138,775           30.9%

 Nitrogen products                                242,408                 63.9         248,438           55.3

 Alumina chemicals                                 40,139                 10.6          61,769           13.8
                                                 --------                -----        --------          -----

    Total                                        $379,285                100.0%       $448,982          100.0%
                                                 ========                =====        ========          =====
 INCOME (LOSS) FROM OPERATIONS:

 Electrochemical products                        $  8,562                 80.4%       $ 29,624           66.9%

 Nitrogen products                                 11,710                110.1          20,468           46.2

 Alumina chemicals                                 (3,897)               (36.6)           (448)          (1.0)

 Corporate                                         (5,738)               (53.9)         (5,359)         (12.1)
                                                 --------                -----        --------          -----

    Total                                        $ 10,637                100.0%       $ 44,285          100.0%
                                                 ========                =====        ========          =====


RESULTS OF OPERATIONS

         Years Ended February 28, 1997 and February 29, 1996

         Net sales for fiscal 1997 decreased to $379.3 million from $449.0 million in fiscal 1996, a decrease of $69.7 million or 15.5%. Nitrogen products net sales decreased $6.0 million or 2.4% due primarily to increased internal consumption of ammonia produced by Avondale Ammonia as well as production problems experienced at the Avondale Ammonia facility. In connection with the formation of Avondale Ammonia in July 1994, the Company agreed to fulfill certain market-based sales commitments expiring within approximately one year of the formation of Avondale Ammonia. Approximately one-half of the sales commitments were renewed on an annual basis.
Accordingly, the Company's ammonia sales declined during 1997 as such sales commitments expired and the ammonia became available for internal consumption. In addition, the Company experienced decreased sales volumes at its nitrogen warehouses as a result of poor regional weather and planting conditions. Such decreases were partially offset by increased sales volume resulting from the purchase of a blasting grade ammonium nitrate facility near Seneca, Illinois during December 1995 and higher sales prices of ammonia. Electrochemical product net sales decreased $42.0 million or 30.3% primarily due to the decrease in sales volume of fluorocarbon products as a result of the federally mandated withdrawal from production of CFCs R-11 and R-12 and the Company's exit from the packaged refrigerant products. Remaining inventory levels of CFC R-11 and CFC R-12 will be sold to the Company's existing customer base. Also contributing to the decline in net sales of electrochemical products were decreased caustic soda prices experienced during fiscal year 1997. Management does not expect additional decreases in ECU prices from current levels during the remainder of fiscal 1998. Alumina chemicals net sales decreased $21.6 million or 35.0% as a result of (i) the formation of CRILAR and the resulting exclusion of certain sales from the segment's net sales and (ii) the sale of the calcined and tabular alumina production facilities to C-E on April 1, 1996. Such decreases were partially offset by increased activated alumina net sales.

         Cost of sales for fiscal 1997 decreased to $313.9 million from $350.1 million in fiscal 1996, a decrease of $36.2 million or 10.3%. Cost of sales for nitrogen products increased $2.8 million or 1.4% due primarily to increased natural gas costs experienced during 1997 and increased ammonia feedstock prices (as discussed above). The Company has entered into fixed price forward purchase contracts and option spread ("collar") arrangements in order to establish a fixed price or a range of prices for its natural gas purchases during fiscal 1998. Cost of sales for electrochemical products decreased $16.4 million or 30.4%, primarily due to decreased fluorocarbon sales volume. Cost of sales for alumina chemicals decreased $20.9 million or 21.3% due primarily to decreased sales volumes associated with the formation of CRILAR and the resulting exclusion of certain cost of sales from the segment's cost of sales and the sale of the calcined and tabular alumina production facilities.

         Gross profit decreased to $65.4 million for fiscal 1997 from $98.9 million in fiscal 1996, a decrease of $33.5 million or 33.9%. The Company experienced decreased margins of $7.2 million for nitrogen products, $21.1 million for electrochemical products, and $5.2 million for alumina chemicals (as discussed above). The decrease in gross profit was partially offset by increased gross profit in nitrogen products experienced as a result of the acquisition of the Seneca facility. Gross profit as a percent of net sales decreased to 17.2% in fiscal 1997 from 22.0% in fiscal 1996.

         Selling, general and administrative expenses were $54.8 million in fiscal 1997 versus $54.6 million in fiscal 1996, an increase of $0.2 million or 0.3%. As a percent of net sales, selling, general and administrative expenses increased to 14.4% in fiscal 1997 from 12.2% in fiscal 1996. The increase in selling, general and administrative expense as a percentage of net sales during fiscal 1997 is due primarily to the overall reduction in net sales during the year (as discussed above) without a corresponding reduction in expenses. In addition, the Company recorded a $1.5 million charge to selling, general and administrative expense as a result of a plea agreement with the U.S. Department of Justice relating to a price fixing conspiracy among U.S. ammonium nitrate producers during May 1992. (See "Business -- Recent Developments.")

         Accordingly, income from operations for fiscal 1997 decreased to $10.6 million from $44.3 million in fiscal 1996, a decrease of $33.6 million or 75.9% due primarily to (i) the reduction in sales of fluorocarbons resulting from the government-mandated phase-out of production of CFCs R-11 and R-12,
(ii) increased natural gas and other raw materials costs, (iii) lower average ECU prices and (iv) production problems experienced at certain facilities
(as discussed above). Income from operations was also negatively affected by the operating agreement entered with C-E upon the disposition of the calcined and tabular businesses as the Company incurred costs associated with the transition of operations to C-E during fiscal 1997. Management believes such transition costs have been substantially incurred and, therefore, that there should be a positive effect on future income from operations.

         Interest expense for fiscal 1997 decreased to $14.9 million from $16.0 million in fiscal 1996, a decrease of $1.1 million or 6.8%. The decrease resulted from payments of higher rate debt obligations of $11.7 million and interest capitalized on major capital projects of $860,000. The Company capitalized no interest on major capital projects in fiscal 1996.

         Income from equity investments increased to $4.9 million in fiscal 1997 from $2.6 million in fiscal 1996, an increase of $2.3 million or 85.4%. Equity income attributable to CRILAR and increases in income from the Hydrate Partnership, due primarily to increased sales from the partnership, accounted for the increase.

         Other income, net, for fiscal 1997 decreased to $0.4 million from $1.2 million for fiscal 1996, a decrease of $0.8 million or 64.7%. The decrease is primarily attributable to the decrease in interest income earned in fiscal 1997.

         Provision for income taxes for fiscal 1996 decreased to $0.4 million from $13.2 million for fiscal 1996, a decrease of $12.8 million or 96.9%. The effective tax rates were 38.8% and 41.0% for fiscal 1997 and 1996, respectively. The Company's effective tax rate in fiscal 1997 was adversely affected by the non-deductible charge relating to the Department of Justice fine, which was more than offset by certain one-time benefits from tax adjustments on prior year tax returns.


Years Ended February 29, 1996 and February 28, 1995

         Net sales for fiscal 1996 increased to $449.0 million from $420.7 million in fiscal 1995, an increase of $28.3 million or 6.7%. Nitrogen products net sales increased $13.5 million or 5.8% due to additional sales volume primarily as a result of the purchase of a blasting grade ammonium nitrate facility near Seneca, Illinois and higher sales price of ammonia. Electrochemical products net sales increased $12.3 million or 9.7% due to a 24.6% increase in chlorine and caustic soda sales coupled with steady sales of fluorocarbons. The chlorine and caustic plant outage over an extended period during fiscal 1995 resulted in increased sales volume during fiscal 1996 compared to fiscal 1995. The Company's income before income taxes during fiscal 1995 was impacted adversely by $1.6 million due to the temporary outage
of the chlor-alkali plant.   Also contributing to greater net sales were higher
caustic soda prices during fiscal year 1996. An increase in R-141b sales volume offset the decreased sales volume of other fluorocarbon products and lower R-11 and R-12 sales prices. As of January 1, 1996, the Company completed the phase-out of the production of CFCs R-11 and R-12. Alumina chemicals net sales increased $2.5 million or 4.2% due to a change in sales product mix to higher priced alumina chemical products.

         Cost of sales for fiscal 1996 increased to $350.1 million from $329.4 million in fiscal 1995, an increase of $20.7 million or 6.3%. Cost of sales for nitrogen products increased $8.0 million or 4.2% because of increased sales volume of ammonia, higher ammonia feedstock costs and a one-time inventory writedown for purchased agricultural ammonium nitrate due to market conditions and poor product quality. Cost of sales for electrochemical products increased $8.0 million or 8.8% primarily due to increased chlorine, caustic soda and fluorocarbon sales volume. Cost of sales for alumina chemicals increased $4.7 million or 9.6% due primarily to costs relating to the calcined and tabular businesses disposition coupled with a change in sales product mix to higher cost alumina chemical products. During the fourth quarter of fiscal 1996, natural gas prices increased.

         Gross profit increased to $98.9 million for fiscal 1996 from $91.3 million in fiscal 1995, an increase of $7.6 million or 8.3%. Increased margins for electrochemical products and nitrogen products more than offset the $2.3 million decrease in alumina chemicals gross profit. Gross profit as a percent of net sales increased to 22.0% in fiscal 1996 from 21.7% in fiscal 1995.

         Selling, general and administrative expenses increased to $54.6 million in fiscal 1996, from $54.1 million in fiscal 1995, an increase of $0.5 million or 0.9%. As a percent of net sales, selling, general and administrative expenses decreased to 12.2% in fiscal 1996 from 12.9% in fiscal 1995.

         Income from operations for fiscal 1996 increased to $44.3 million from $37.2 million in fiscal 1995, an increase of $7.1 million or 19.1%. The increase is attributed to increased income in electrochemical products of $4.8 million due to higher ECU prices and increased volumes, and increased income in nitrogen products of $6.6 million due to higher ammonia prices, offset slightly by the $2.6 million decrease in income from alumina chemicals due to the cost associated with the asset dispositions noted above. Future income from operations will be affected by the disposition of the calcined and tabular businesses. In fiscal 1996 and 1995, the calcined and tabular businesses recognized losses from operations of $4.7 million and $3.0 million, respectively.

         Interest expense for fiscal 1996 increased to $16.0 million from $13.1 million in fiscal 1995, an increase of $2.9 million or 22.1%. The increase was attributable to the additional interest incurred on the Notes which were outstanding throughout fiscal 1996, but only outstanding for a portion of fiscal 1995.

         Income from equity investments increased to $2.6 million in fiscal 1996 from $2.5 million in fiscal 1995, a increase of $0.1 million or 4.0%. Equity income attributable to CRILAR offset by a $1.1 million decrease of income attributed to the Hydrate Partnership, due to higher raw material costs, accounted for the increase.

         Other income, net, for fiscal 1996 decreased to $1.2 million from $1.6 million for fiscal 1995, a decrease of $.4 million or 25%. Fiscal 1996 other income was primarily attributable to interest income compared to fiscal 1995 other income that was primarily associated with the insurance recovery from the chlor-alkali plant outage.

         Provision for income taxes for fiscal 1996 increased to $ 13.2 million from $12.3 million for fiscal 1995, an increase of $0.9 million or 7.3%. The effective tax rates were 41.0% and 43.5% for fiscal 1996 and 1995, respectively, a 5.7% decrease.

         Minority interests for fiscal 1996 decreased to $0 from $2.1 million in fiscal 1995 due to the purchase of minority shares of LCI in August 1994 concurrent with the completion of the sale of the Notes.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for fiscal years 1997, 1996 and 1995 was $25.3 million, $60.8 million and $5.5 million, respectively. The decrease in net income and changes in working capital requirements contributed primarily to the decrease in net cash provided by operating activities in fiscal 1997. The Company experienced a less significant increase in working capital requirements during fiscal 1997 compared to a decline in working capital requirements experienced in fiscal 1996. Such decreases experienced in fiscal 1996 resulted primarily from significant decreases in inventories from fiscal 1995 due to a reduction in fluorocarbon inventories as a result of the government-mandated phase-out of production of CFCs R-11 and R-12 and a decrease in nitrogen products purchased for resale. Management does not expect the Company to experience these significant fluctuations in the future.

         Net cash used in investing activities for fiscal years 1997, 1996 and 1995 were $39.7 million, $52.0 million and $31.7 million, respectively. Significant fiscal 1997 capital expenditures relate to the Company's Strategic Growth Plan. The primary use of cash during fiscal 1997 was for capital expansion projects. Major projects in process during fiscal 1997 include the Cherokee facility expansion project and the electrochemical products powerhouse improvement project. The Cherokee facility projects have been substantially completed and are expected to improve ammonium nitrate prill production, reduce emissions, and increase capacity of the facility's nitric acid plants. The Company anticipates expenditures of $3.5 million to complete this Cherokee facility expansion project. Such expenditures are expected to be made during fiscal 1998. In addition,the Company is evaluating the feasibility of performing an expansion of its ammonia manufacturing facility at its Cherokee facility. If approved by the Company's Board of Directors, this expansion, along with the two others presently underway, will permit this location to be self-sufficient for its ammonia requirements. The powerhouse project will increase the capacity and efficiency at the Gramercy chlor-alkali facility and is expected to be completed during fiscal 1998. Future expenditures for the project are expected to be approximately $12.0 million. The Company also incurred costs of approximately $1.5 million for its ongoing software implementation project. The project will replace the Company's existing software for all software applications, including the financial and manufacturing systems. The Company expects to complete the implementation of the project during the next eighteen months. Future expenditures are expected
to be $4.5 million.   The Company intends to use cash flows from operations and
its revolving credit facility
as the source of funds for the projects mentioned above. Net cash used in investing activities for fiscal 1996 included $37.5 million for the purchase of the Seneca facility in December 1995.

         Proceeds of $3.0 million from the sale of the Company's calcined and tabular operations and $0.7 million from the sale of other properties, contributed cash of $3.7 million.

         Net cash (used) / provided by financing activities for fiscal years 1997, 1996 and 1995 was $12.3 million, ($11.3) million and $28.3 million, respectively. Cash provided in 1997 was primarily due to borrowings of $32.9 million under the revolving credit facility. Such amounts were primarily used to fund the Company's capital expenditures during 1997, as discussed above. In addition, the Company repaid $11.7 million of long-term debt, including accelerated payments of $4.5 million and scheduled payments of $5.7 million, on notes payable to USX Corporation (the "USX Notes"). During the first quarter of fiscal 1998, the Company made its final payments of $1.4 million plus accrued interest on the USX Notes. Current year activity also included payments of $7.5 million to repurchase Common Stock pursuant to rights of a former stockholder.

         The Company completed a major refinancing in fiscal 1995 with the issuance of the Notes. Proceeds from the Notes were used for the retirement of debt, the repurchase of outstanding LCI minority shares and the repurchase of certain LHI shares from a retiring Principal. In addition, a portion of the proceeds was used to retire the bridge financing associated with the acquisition of Avondale Ammonia.

         Dividend payments of $0.50 per share to all shareholders were paid each quarter during fiscal 1997. On April 18, 1997, the Company's Board of Directors approved the payment of a dividend of $0.50 per share to all shareholders of record as of March 31, 1997. The Board of Directors may or may not declare additional dividends in the future depending upon the financial condition of the Company and restrictions pursuant to the Company's debt instruments.

         The Company historically has expanded its business through the acquisition of other related businesses and investments in joint venture arrangements, and the Company continues to seek and evaluate acquisition and joint venture opportunities. Management anticipates that the Company's existing capital resources and cash flow generated from future operations or additional borrowings will enable it to maintain its planned operations, capital expenditures and debt service for the foreseeable future.

ENVIRONMENTAL AND LEGAL MATTERS

         Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. As of February 28, 1997, the Company had recorded $1.9 million of current liabilities and $2.3 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. A significant portion of the recorded liabilities is attributable to a soil and groundwater contamination incident at the Company's Gramercy facility in fiscal 1990. Remediation at Gramercy is being conducted in accordance with a work plan approved by the Louisiana Department of Environmental Quality. Future expenditures for the Gramercy facility are anticipated to be approximately up to $2.2 million and are anticipated to be paid over the next few years. In addition, the Company has recorded liabilities attributable to the Greensboro, North Carolina fertilizer plant contamination. (See "Legal Proceedings--Environmental Proceedings.") Future expenditures by the Company for the Greensboro facility are anticipated to be approximately $1.8 million.

         Capital expenditures made to address environmental matters were $7.8 million, $1.5 million and $1.2 million in fiscal 1997, 1996 and 1995, respectively.

         Under the asset purchase agreements with USX and Kaiser, both USX and Kaiser retained liability under certain circumstances for environmental matters that existed prior to the date of sale. (See Note 8 to the Consolidated Financial Statements included herein.) In connection with the Company's sale of certain of the businesses it originally bought from USX in 1986, the Company retains some degree of liability for environmental matters that existed prior to the date of sale. (See "Legal Proceedings -- Environmental Proceedings.")

         The Company is a participant in certain other legal actions and claims. (See "Legal Proceedings" and "Business -- Recent Developments.")

         Based on the foregoing factors, management believes that is unlikely that any of the identified matters, either individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or capital expenditures, although the resolution of certain matters could be material to the results of operations for any single fiscal quarter.


SEASONALITY

         Demand for the Company's fertilizer products is seasonal. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on U.S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the U.S. government's agricultural policy. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in reduced production at such facilities.


RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by an entity, certain identifiable intangibles and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The Company will adopt SOP 96-1 in the first quarter of fiscal 1998. Based upon current information, the Company believes that the adoption of this accounting standard will not have any material impact on its operating results or financial conditon.


INFLATION

         Inflation has not had a significant impact on the Company's operations during the periods covered by the Consolidated Financial Statements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Included herein beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company.

 NAME                                          AGE         POSITION

 W. Walter LaRoche, III  . . . . . . . . .     45          Chairman of the Board and Director
 Victoria E. LaRoche . . . . . . . . . . .     38          Vice Chairman of the Board and Director
 Grant O. Reed . . . . . . . . . . . . . .     50          President, Chief Executive Officer and Director
 Harold W. Ingalls . . . . . . . . . . . .     49          Vice President and Chief Financial Officer
 Vincent R. Gurzo  . . . . . . . . . . . .     47          Vice President
 William G. Osborne, Ph.D. . . . . . . . .     56          Vice President
 Neil A. Stephansson . . . . . . . . . . .     51          Vice President
 Richard H. Watts  . . . . . . . . . . . .     50          Vice President
 Paul L. M. Beckwith, Ph.D.  . . . . . . .     38          Director
 John R. Hall  . . . . . . . . . . . . . .     59          Director
 Johnnie Lou LaRoche . . . . . . . . . . .     68          Director
 Louanne C. LaRoche  . . . . . . . . . . .     41          Director
 C. L. Wagner, Jr. . . . . . . . . . . . .     52          Director
 George R. Wislar  . . . . . . . . . . . .     64          Director
 Robert L. Yohe  . . . . . . . . . . . . .     61          Director

---------------

         W. WALTER LAROCHE, III -- Chairman of the Board. Mr. LaRoche joined the Tennessee Valley Authority in 1976 as an attorney and served in that capacity until 1988. In August 1988 he joined LHI as Vice President of Planning and Business Development. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1989 and President and Chief Operating Officer of the Company and Vice President of LCI in March 1991. Mr. LaRoche was appointed Vice Chairman of LHI, LCI and the Company in May 1993. He served as a member of the Board of Directors of LHI, LCI and the Company from July 1988 to the Consolidation and he has continued to serve as a Director of the Company since the Consolidation. On October 1, 1994, Mr. LaRoche was appointed Chairman of the Board of the Company. Mr. LaRoche's mother, Johnnie Lou LaRoche, and his sisters, Victoria E. LaRoche and Louanne C. LaRoche also serve as directors of the Company.

         VICTORIA E. LAROCHE -- Vice Chairman of the Board. Ms. LaRoche was elected as a Director of LHI in August 1993 and has been a Director of the Company since the Consolidation and Vice Chairman of the Board since October 1, 1994. Ms. LaRoche began working for the Company in 1987 and held many positions within the Company in the Accounting, Environmental, Financial Analysis and Market Research departments until March 1996.

         GRANT O. REED -- President, Chief Executive Officer and Director. Mr. Reed joined Monsanto Company in 1969 as a Chemical Engineer and later performed in various sales, product management and planning positions. He joined Ashland Chemical Company in 1980 and became Vice President and General Manager of the Carbon Black Division in 1984. In 1988 the Carbon Black Division of Ashland was sold to Degussa A.G. of Germany, and Mr. Reed became President of the Degussa Carbon Black Corporation. In 1990 he was appointed Executive Vice

President of the Pigment Group of Degussa Corporation. Mr. Reed was appointed President and Chief Operating Officer of LHI and the Company in July 1993 and of LCI in August 1993. He became Chief Executive Officer of LHI, LCI and the Company on April 1, 1994. Mr. Reed remained in those positions and has continued to serve as President, Chief Executive Officer and Director of the Company since the Consolidation.

         HAROLD W. INGALLS -- Vice President and Chief Financial Officer. Mr. Ingalls joined the Company as Vice President and Chief Financial Officer on July 15, 1996. Prior to joining the Company, Mr. Ingalls served for approximately one year as the Vice President and Chief Financial Officer of OHM Corp. Atlanta, an affiliate of WMX Technologies, Inc., an environmental remediation company ("WMX"). Prior to 1995, Mr. Ingalls served as the Chief Financial Officer, Treasurer and Vice President of two subsidiaries of WMX and served other subsidiaries of WMX for over thirteen years in various strategic and managerial capacities.

         VINCENT R. GURZO -- Vice President. Mr. Gurzo joined the Company as Vice President of Specialty Chemicals on August 22, 1996. Prior to joining the Company and taking responsibility for the Company's Alumina and Specialty Chemicals business lines, Mr. Gurzo worked for one year with The Mercer Hoyt Group, a group specializing in training and sales development in the chemical industry and in publishing in the health care industry. From 1989 to 1995, Mr. Gurzo served as the Vice President - Business Unit General Manager - Industrial Business and in other sales and marketing positions for International Specialty Products (GAF).

         WILLIAM G. OSBORNE, Ph.D. -- Vice President. Dr. Osborne has been responsible for merger and acquisition activity since May 1996. Prior to that, Dr. Osborne was responsible for purchasing and distribution from March 1994 until May 1996. Dr. Osborne was Vice President of Corporate Operations and Vice President and General Manager, Performance Materials for LCI from April 1992 through March 1994. Dr. Osborne was Vice President and General Manager -- Specialty Alumina Chemicals for LCI from 1988 through April 1992. He also held a number of positions with Kaiser from 1969 through the Kaiser acquisition by LCI in 1988. From 1966 to 1969, Dr. Osborne was a Research Engineer with E.I. du Pont de Nemours and Co.

         NEIL A. STEPHANSSON -- Vice President. Mr. Stephansson has been responsible for Gramercy products since April 1992. Prior to that time, Mr. Stephansson was Vice President and General Manager -- Operations of LCI from 1988 through April 1992. Between 1969 and 1988 Mr. Stephansson held a variety of management positions with Kaiser.

         RICHARD H. WATTS -- Vice President. Mr. Watts has been responsible for Nitrogen Products since April 1995. Prior to that time Mr. Watts was the Vice President and General Manager of Alumina Chemicals from April 1992 until April 1995. Mr. Watts was Vice President and General Manager -- Gramercy Products of LCI from 1989 through April 1992. Between 1968 and 1988 Mr. Watts held a number of supervisory and management positions with Kaiser.

         PAUL L. M. BECKWITH, Ph.D. -- Director. Dr. Beckwith was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Dr. Beckwith is a Managing Director of The Chase Manhattan Bank, N.A., where he has been employed since 1982.

         JOHN R. HALL -- Director. -- Mr. Hall was elected to the Board of Directors of the Company in September, 1996. Most recently, Mr. Hall was employed by Ashland, Inc. as Chairman of the Board and Chief Executive Officer. Mr. Hall served as Ashland Inc.'s Chairman of the Board and Chief Executive Officer since 1981. Mr. Hall stepped down from his position as Chief Executive Officer of Ashland, Inc. on October 1, 1996, and retired as Chairman on February 1, 1997. He is a member of the Board of Directors of Banc One Corporation, the Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company and UCAR International Inc. He is a member of the American Petroleum Institute Board of Directors and Public Policy Committee and the National Petroleum Counsel. Mr. Hall is past Chairman of the National Petroleum Refiners Association.

         JOHNNIE LOU LAROCHE -- Director. Mrs. LaRoche was elected as a Director of LHI in August 1993 and of LCI in August 1989. She has been a Director of the Company since the Consolidation. Mrs. LaRoche is the widow of the deceased founder (and Principal) of the Company, William W. LaRoche, Jr.
W. Walter LaRoche, III, Victoria E. LaRoche and Louanne C. LaRoche are siblings and are the children of Johnnie Lou LaRoche and William W. LaRoche, Jr.

         LOUANNE C. LAROCHE -- Director. Ms. LaRoche was elected as a Director of LHI in August 1993 and has been a Director of the Company since the Consolidation. As well as being an artist, she was owner and director of the Red Piano Art Gallery in Hilton Head, South Carolina from 1979 to 1995.

         C. L. WAGNER, JR. -- Director. Mr. Wagner was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Mr. Wagner has been a partner in the law firm of Hunton & Williams since 1988. Prior to that time, Mr. Wagner was a partner with the law firm of Hansell & Post in Atlanta, Georgia. Hunton & Williams has regularly acted as counsel to LHI, LCI and the Company. Mr. Wagner is also a member of the Board of Directors of Lummus Corporation, a textile equipment manufacturer, and Alimenta (United States.), Inc., an international food processor and distributor.

         GEORGE R. WISLAR -- Director. Mr. Wislar has been a Director of the Company since the Consolidation. Mr. Wislar is the founder, and retired Chairman of the Board of Directors and Chief Executive Officer of Fountainhead Water Company, Inc., Marietta, Georgia. Mr. Wislar's previous experience includes investment banking at Alex Brown & Sons, Inc., The Robinson-Humphrey Company and Kidder, Peabody & Co. Incorporated.

         ROBERT L. YOHE -- Director. Mr. Yohe was elected to the Board of Directors of the Company in November, 1996. Mr. Yohe retired as Vice Chairman of Olin Corporation in 1994, after 11 years of distinguished service. He served in many leadership capacities at Olin Corporation including President of the Chemicals Group from 1985 to 1993 and Vice President of Mergers and Acquisitions from 1983 to 1985. Prior to joining Olin Corporation, Mr. Yohe worked in executive management for Uniroyal, and Occidental Petroleum's Hooker Chemical Division. Mr. Yohe is a member of the Board of Directors of Airgas, Inc., Betz Laboratorie, Inc., and Calgon Carbon Corporation. He is also a Trustee of Lafayette College.


ITEM 11.   EXECUTIVE COMPENSATION.

         The following table shows, for the fiscal years ended on February 28, 1997, February 29, 1996 and February 28, 1995, respectively, the compensation paid to or earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers who were serving at the end of fiscal 1997 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE
                             ANNUAL COMPENSATION


                                                                            OTHER
 NAME AND                                                                   ANNUAL          ALL OTHER
 PRINCIPAL POSITION             YEAR      SALARY         BONUS        COMPENSATION (1)   COMPENSATION (2),(3),(4)
 ------------------             ----      ------         -----        ------------       ------------

 Grant O. Reed . . . . . .      1997    $331,683        $241,704  (5)     $101,550           $    --
   President and Chief          1996     267,963         708,504  (6)      372,721                --
   Executive Officer            1995     227,087         375,913  (7)      134,443                --

 W. Walter LaRoche, III  .      1997     244,270          59,968                --             1,055
   Chairman of the              1996     200,572         278,736            43,055            45,634
   Board                        1995     188,792         203,821            23,451            18,958

 Harold W. Ingalls . . . .      1997     126,089         376,456  (9)      274,104                --
   Vice President and
   Chief Financial
   Officer(8)

 Neil A. Stephansson . . .      1997     150,966          11,219                --               746
   Vice President               1996     129,940         118,449            16,403               711
                                1995     110,376         237,020 (10)      178,133               561

 Richard H. Watts  . . . .      1997     150,725          11,219                --               720
   Vice President               1996     132,688         196,224 (11)       69,109               727
                                1995     118,508          84,710                --            14,277

---------------
(1) Amounts shown reflect (i) the tax gross-up amounts paid by the Company in connection with the bonuses awarded to Mr. Reed, Mr. Ingalls, Mr. Stephansson and Mr. Watts pursuant to the Company's Management Stock Purchase Plan, (ii) the tax gross-up amount paid by the Company in connection with the life insurance policy for Mr. LaRoche and (iii) the tax gross-up amount paid by the Company in connection with a club membership fee for Mr. LaRoche. (See footnotes (3), (5), (6), (7),
         (9), (10) and (11) below, and "Management Stock Purchase Plan.").

(2) Amounts shown for fiscal 1997 reflect matching 401(k) contributions made by the Company to the Company's savings plan of $1,055, $746 and $720 on behalf of Mr. LaRoche, Mr. Stephansson and Mr. Watts, respectively.

(3) Amounts shown for fiscal 1996 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $602, $711 and $727 on behalf of Mr. LaRoche, Mr. Stephansson and Mr. Watts, respectively, (ii) a life insurance premium of $18,392 paid on behalf of Mr. LaRoche, for the life insurance policy on his mother, Johnnie Lou LaRoche, and (iii) a one-time club membership fee of $26,640 paid on behalf of Mr. LaRoche. The club is utilized for business meetings as well as for personal use.

(4) Amounts shown for fiscal 1995 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $566, $561 and $700 on behalf of Mr. LaRoche, Mr. Stephansson and Mr. Watts, respectively, (ii) a life insurance premium of $18,392 paid on behalf of Mr. LaRoche for the life insurance policy on his mother, Johnnie Lou LaRoche, and (iii) a resettlement allowance of $13,577 paid to Mr. Watts.

(5) Amount shown reflects (i) a profit sharing bonus of $59,968 and (ii) a $181,736 bonus granted by the Company in fiscal 1997 in accordance with the Company's Management Stock Purchase Plan.

(6) Amount shown reflects (i) a profit sharing bonus of $307,238, (ii) a $301,266 bonus granted by the Compensation Committee pursuant to the Management Stock Purchase Plan as a result of the Company achieving a fixed ratio coverage exceeding certain annual performance goals in fiscal 1996, and (iii) a $100,000 bonus constituting matching funds for the purchase of the Company's Common Stock.

(7) Amount shown reflects (i) a profit sharing bonus of $224,612, and (ii) a $151,301 bonus at the time of Consolidation in accordance with the Company's Management Stock Purchase Plan which was immediately applied to the purchase of the Company's Common Stock.

(8) Amount shown reflects compensation for the approximately seven months of Mr. Ingalls's employment in fiscal 1997.

(9) Amount shown reflects (i) a profit sharing bonus of $75,000 and (ii) a $301,456 signing bonus to purchase shares in accordance with the Company's Management Stock Purchase Plan.

(10) Amount shown reflects (i) a profit sharing bonus of $84,710 and (ii) a $152,310 one-time bonus to purchase the Bonus Shares at the time of Consolidation in accordance with the Company's Management Stock Purchase Plan.

(11) Amount shown reflects (i) a profit sharing bonus of $118,449 and (ii) a $77,775 bonus to purchase shares in accordance with the Company's Management Stock Purchase Plan.

PENSION PLANS

         The Company maintains a qualified defined benefit Employee Pension Benefits Plan for participants. Under the plan, normal retirement age is 65. Participants may retire as early as age 55 with 10 years of continuous service and receive a reduced benefit. The benefit is reduced five percent for each year or fraction thereof that retirement precedes age 65. In addition, a non-qualified defined benefit Supplemental Employee Retirement Plan is provided to recognize compensation in excess of the IRS limits under the qualified plan. The qualified and non-qualified plans use the same benefit formulas, which have two components: the Final Earnings Benefit Formula and the Career Earnings Benefit Formula. The Final Earnings Benefit Formula is the average of the best five consecutive of the last 10 years of base monthly salary multiplied by a factor obtained by multiplying the first 30 years of service by 1.1% and the years of service over 30 by 1.2%. The monthly Career Earnings Benefit Formula is 1% of the total career compensation, including bonus, multiplied by 130% and divided by 12. In addition, in lieu of receiving the first three months of the Final Earnings Benefit, a lump sum special retirement payment equal to nine weeks of the participant's weekly vacation rate is paid during the first month of retirement.

         The estimated annual benefits payable upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr. LaRoche - $306,468; Mr. Reed - $262,128; Mr. Ingalls - $129,216; Mr.
Stephansson - $122,664; and Mr. Watts - $132,024.


COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no additional compensation for serving on the Board of Directors. The Company pays an annual fee to all non-employee Directors of $50,000, plus $1,000 for each board and committee meeting attended. The Company pays an additional annual fee to all outside Directors who serve as the Chairman of the Board ($50,000), Vice-Chairman of the Board ($25,000) and Committee Chairman ($5,000).

         Effective June 26, 1995, the Board of Directors approved the 1995 Board of Directors Stock Plan (the "Directors Plan"). The Company has authorized and reserved for issuance under the Directors Plan an aggregate of 5,000 shares of the Company's Common Stock. The Directors Plan provides that directors of the Company will be eligible to purchase up to 1,250 shares of the Company's Common Stock at fair value (as determined by independent appraisal). In connection with the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of directorship, the shares must be sold to the Company at fair value (based upon an independent appraisal). All redemption provisions of the Company's shares expire upon a public offering of the Company's Common Stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1997, the Company's compensation committee consisted of C. L. Wagner, Jr.( Chairman), Paul L.M. Beckwith, Ph.D, George R. Wislar, Robert L. Yohe and John R. Hall. During fiscal year 1997, Hunton & Williams, of which C.
L. Wagner is partner, provided various types of legal services to the Company for which the Company was billed approximately $648,500.


EMPLOYMENT CONTRACTS, TERMINATIONS OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         On August 21, 1992, Mr. Felix J. Prinzo, the Company's former Chief Financial Officer, entered into a Shareholder's Agreement with LHI. The Shareholder's Agreement provided that in the event of death, bankruptcy, termination of employment of Mr. Prinzo, or in the event Mr. Prinzo wishes to dispose of his LHI stock, Mr. Prinzo will sell, and LHI will purchase, all of the LHI stock owned by Mr. Prinzo. The purchase price of the stock would be at least the fair market value of the LHI stock owned by the Executive as determined by appraisal. At the time of the Consolidation, these Shareholder's Agreements were assumed by the Company, and the shares of LHI stock were converted to shares of Company stock. On May 31, 1996, Mr. Prinzo put his 25,000 shares to the Company and received approximately $7,475,000, the fair value of the shares as determined by an independent appraisal, in accordance with the Shareholder's Agreement.

         In June 1993, LHI entered into an employment and non-competition agreement (the "Employment Agreement") with Mr. Reed who, at that time, was the President and Chief Operating Officer of LHI. Although the term of the Employment Agreement expired on July 18, 1996, Mr. Reed's employment continued on substantially the same terms and is expected to continue on substantially such terms unless the Employment Agreement is renegotiated. The Employment Agreement provided that the term of the agreement may be extended only by the prior written agreement of the Company and Mr. Reed. The Employment Agreement provided that Mr. Reed is eligible to participate in certain variable and other compensation programs. The Employment Agreement provided that Mr. Reed is obligated to use at least 25% of all cash bonuses awarded to him to purchase shares of LHI's common stock at their fair value. However, pursuant to the terms of the Employment Agreement, Mr. Reed's equity ownership in the Company may not exceed five percent of the shares of Company Common Stock outstanding from time to time. At the time of the Consolidation, the Employment Agreement was assumed by the Company. Concurrent with bonuses paid to Mr. Reed over the past three fiscal years, Mr. Reed has purchased a total of 3,344 shares of the Company's Common Stock valued at approximately $1,000,212.


MANAGEMENT STOCK PURCHASE PLAN

         In August 1994, the Company adopted a Management Stock Purchase Plan (the "1994 Purchase Plan"), pursuant to which certain executive officers and management employees of the Company (the "Eligible Employees") will be, at the discretion of the Board of Directors, eligible to purchase shares of the Company's Common Stock at the then current fair value of such shares as
determined by independent appraisal.   Such employees also will be eligible to
receive bonuses in the form of shares of the Company's Common Stock or cash, a portion of which must be applied to the purchase of shares of the Company's Common Stock (the "Purchased Shares"). Certain bonuses were granted to certain of the Eligible Employees, including Mr. Stephansson, at the time of the Consolidation to purchase additional shares (the "Bonus Shares"). (See "Security Ownership of Certain Beneficial Owners and Management" for information concerning the aggregate share ownership of the Company's Named Executive Officers and directors.) At the time of the Consolidation certain of the Eligible Employees acquired shares of the Company's Common Stock with the proceeds from the repurchase by LCI of their shares of LCI capital stock (the "Conversion Shares"). (See "Executive Compensation -- Summary Compensation Table.")

         The terms of the 1994 Purchase Plan give Mr. Reed the opportunity to purchase, through bonuses and/or the use of his own funds, up to five percent of the outstanding shares of the Company's Common Stock. The Company awarded Mr. Reed a cash bonus at the time of the Consolidation that was applied to the purchase of shares. The Company also intends to pay an annual cash bonus of at least $150,000 to Mr. Reed for each of the four years following the Consolidation, contingent upon the Company's achieving a certain fixed charge coverage ratio for each of such years. Each such bonus will include an additional amount which represents Mr. Reed's income tax liability for such bonus. Each such bonus shall be applied to the repayment of the loan used to finance the purchase of his shares of the Company's Common Stock. (See "Executive Compensation -- Summary Compensation Table.")

         Effective August 24, 1995, the Board adopted the 1995 Amended and Restated Stock Purchase Plan (the "1995 Purchase Plan"). The 1995 Purchase Plan eliminated the distinction between Bonus Shares, Purchased Shares and Conversion Shares and provides that the repurchase value of all such shares will be the fair market value. Participants are required to sell and the Company is required to purchase the shares upon termination of employment. The 1995 Purchase Plan provides that in the event that an Eligible Employee finances his purchase of shares with a bank loan, the Company may guarantee the repayment of such loan, such guarantee to be secured by the shares acquired by the Eligible Employee. The shares reserved for issuance under the 1995 Purchase Plan total 50,000. The 1995 Purchase Plan is administered by the Company's Board of Directors.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         The following table sets forth the ownership of the Common Stock as of May 28, 1997 by directors, Named Executive Officers, persons known by the Company to own more than 5% of the Common Stock and all executive officers and directors of the Company as a group.

                                                                                      AGGREGATE
                                                          NUMBERS OF SHARES          PERCENTAGE
         NAME OF BENEFICIAL OWNER                        BENEFICIALLY OWNED           OWNED

         Johnnie Lou LaRoche(1). . . . . . . . . . .           297,500                67.7%
         W. Walter LaRoche, III(1) . . . . . . . . .            42,500                 9.7
         Victoria E. LaRoche(1). . . . . . . . . . .            42,500                 9.7
         Louanne C. LaRoche(1) . . . . . . . . . . .            42,500                 9.7
         Grant O. Reed . . . . . . . . . . . . . . .             3,344                   *
         Neil A. Stephansson . . . . . . . . . . . .             2,500                   *
         Richard H. Watts  .  .  .  .  .  .  .  .  .             2,500                   *
         William G. Osborne, Ph.D. . . . . . . . . .             2,500                   *
         Harold W. Ingalls . . . . . . . . . . . . .             1,506                   *
         Paul L. M. Beckwith, Ph.D.  . . . . . . . .               800                   *
         George R. Wislar  . . . . . . . . . . . . .               550                   *
         C. L. Wagner, Jr. . . . . . . . . . . . . .               400                   *
         Vincent R. Gurzo  . . . . . . . . . . . . .               334                   *
         John R. Hall  . . . . . . . . . . . . . . .                 0                   *
         Robert L. Yohe  . . . . . . . . . . . . . .                 0                   *
         Directors and executive officers as a group
         (15) persons  . . . . . . . . . . . . . . .           439,434               100.0%

* Indicates that the percentage beneficially owned was less than 1.0%.

----------------

(1)      The LaRoche Family may be deemed to be a "group" for purposes of
         Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although there is no agreement among them with respect to the acquisition, retention, disposition or voting of the Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1988, William W. LaRoche, Jr. entered into a Salary Continuation Agreement with the Company. Mr. LaRoche died in February 1989 and in January 1992 the Salary Continuation Agreement was amended with the approval of his widow, Johnnie Lou LaRoche. Under the Salary Continuation Agreement, Johnnie Lou LaRoche is entitled to receive a death benefit of $438,612 per year through June 1997. A portion of these payments is funded by the proceeds of an insurance policy on the life of Mr. LaRoche of which the Company was a beneficiary.

         (See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation.")


                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.



   (A)     DOCUMENTS FILED AS PART OF THIS REPORT:                      PAGE NUMBER
       (1)       Financial Statements
                       Report of Independent Auditors                       F-1
                       Consolidated Balanced Sheets                         F-2
                       Consolidated Statements of Income                    F-4
                       Consolidated Statements of
                       Stockholders' Equity                                 F-5
                       Consolidated Statements of Cash Flows                F-6
                       Notes to Consolidated Financial Statements           F-7

       (2)       Financial Statement Schedules
                        Schedule II - Valuation and Qualifying Accounts     S-1

                   All other schedules for which provision is
                 made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted

       (3)       Exhibits
                 The following exhibits are filed as part of this Report:

Exhibit No.      Description of Exhibit
-----------      ----------------------

   2.1           Asset Purchase Agreement by and between LaRoche Industries Inc. and ETI Explosives Technologies
                 International Inc. dated November 15, 1995. (10)

   2.2           Asset Purchase Agreement by and between C-E Baton Rouge, Inc. and LaRoche Industries Inc. dated
                 February 28, 1996. (11)

   2.3           Amendment to Asset Purchase Agreement and Operating Agreement dated April 1, 1996. (11)

   3.1           Certificate of Incorporation of the Company, together with amendments thereto. (1)

   3.4           Bylaws of the Company. (1)


   4.1           Indenture, dated as of August 17, 1994, between NationsBank of Georgia,
                 National Association, as Trustee and the Company. (5)

   4.2           Form of Note (included in Exhibit 4.1). (5)

  10.1*          Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed. (1), (7)

  10.2           Credit Agreement, dated as of August 17, 1994, among the Company, Bank
                 South, N.A. (now known as NationsBank, N.A. South), as Agent, and the
                 Lenders listed therein. (5)

  10.3           First Amendment to Credit Agreement dated as of May 17, 1995 and effective as of March 1, 1995 among the Company, Bank South, N.A. (now known as
                 NationsBank, N.A. South), as Agent, and the lenders listed therein.

  10.4           10% Secured Note from the Company to USX, dated as of April 30, 1990 and due
                 May 1, 2000. (4)

  10.5           12% Secured Noted from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. (4)

  10.6           Letter Agreement dated as of July 17, 1995 extending the Credit Agreement dated as of August 17, 1994 among the Company, Bank South (formerly known as
                 Bank South, N.A.), as Agent, and the lenders listed therein.

  10.7           Letter Agreement dated as of December 16, 1996 amending the Credit Agreement dated as of August 17, 1994 among the Company, NationsBank N.A., South
                 (successor to Bank South), as Agent, and the lenders listed therein. (12)

  10.8*          Salary Continuation Agreement dated as of June 16, 1992 between LHI and C.
                 Max Henderson. (1), (7)

  10.9*          Salary Continuation Agreement dated as of June 16, 1992 between LHI and Felix
                 J. Prinzo. (1), (7)

  10.10*         Salary Continuation Agreement, dated as of July 1988, as amended with the approval of his widow on January 27, 1992 and June 2, 1992, between the
                 Company and William W. LaRoche, Jr. (1), (7)

  10.11*         LaRoche Chemicals Inc. 1989 Key Management Stock Appreciation Bonus
                 Plan. (1), (7)

  10.12          LaRoche Holdings Inc. Supplemental Employee Retirement Plan. (1), (7)

  10.13*         LaRoche Executive Management Health Program. (1), (7)

  10.14          Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and
                 LCI. (1)

  10.15          Hydrate Sales Agreement, dated as of January 1, 1993, between Kaiser and the
                 Hydrate Partnership. (1)

   10.16         Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and
                 LCI, as amended January 8, 1994. (1)

   10.17         Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI. (1)

   10.18         Specialty Aluminas Sales Agreement, dated as of July 26, 1988, between Kaiser and LCI. (1)

   10.19         Amendment No. 1 to Specialty Aluminas Sales Agreement, dated as of February
                 1, 1993, between Kaiser and LCI. (1)

   10.20         Salt Agreement, dated as of May 3, 1957, between Texaco and Kaiser, as amended May 15, 1968. (1)

   10.21         Supply Agreement, dated as of April 1994, between AlliedSignal Inc. and LCI
                 (portions redacted pursuant to a confidentiality request). (1)

   10.22*        Management Stock Purchase Plan and forms of related agreements with executive officers. (4), (7)

   10.23         Joint Venture Agreement, dated as of July 26, 1994, between Cytec Ammonia,
                 Inc. and LaRoche Fortier Inc. (3)

   10.24*        LaRoche Industries Inc. 1995 Board of Directors Stock Purchase Plan and form of agreement. (8)

   12            Statement regarding Computation of Ratio of Earnings to  Fixed Charges.

   21            Subsidiaries of the Company.

   27            Financial Data Schedule (for SEC use only).


--------------------
* Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 33-79532 filed July 19, 1994 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1994 and incorporated herein by reference.
(7) Management contract or other compensatory plan or arrangement and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Current Report on Form 8-K filed July 20, 1995 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Current Report on Form 8-K/A filed February 26, 1996 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Current Report on Form 8-K filed April 15, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.


         (B)     REPORTS ON FORM 8-K

         None.

         (C)     REQUIRED EXHIBITS

         The exhibits required to be filed with this Report are listed in Item 14(a)(3) and on the Exhibit Index page imediately following the signature page hereto.

         (D)     REQUIRED FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule required to be filed with this Report is listed in Item 14(a)(2) and appears on page S-1.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1997.

                                        LaRoche Industries Inc.


                                        By:  /s/ Harold W. Ingalls
                                             -----------------------------------
                                             Harold W. Ingalls, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 28, 1997.

Signature                                                                    Title


/s/ Grant O. Reed                                                            President, Chief Executive Officer and
-----------------------------------------------                              Director
Grant O. Reed


/s/ Harold W. Ingalls                                                        Vice President and Chief Financial Officer
-----------------------------------------------
Harold W. Ingalls


/s/ W. Walter LaRoche, III                                                   Chairman of the Board
-----------------------------------------------
W. Walter LaRoche, III


/s/ Victoria E. LaRoche                                                      Vice Chairman of the Board
-----------------------------------------------
Victoria E. LaRoche


/s/ Paul L. M. Beckwith                                                      Director
-----------------------------------------------
Paul L. M. Beckwith


/s/ John R. Hall                                                             Director
-----------------------------------------------
John R. Hall


/s/ Johnnie Lou LaRoche                                                      Director
-----------------------------------------------
Johnnie Lou LaRoche


/s/ Louanne C. LaRoche                                                       Director
-----------------------------------------------
Louanne C. LaRoche


/s/ C. L. Wagner, Jr.                                                        Director
-----------------------------------------------
C. L. Wagner, Jr.



/s/ George R. Wislar                                                         Director
----------------------------------------------
George R. Wislar


/s/Robert L. Yohe                                                            Director
----------------------------------------------
Robert L. Yohe


                       Report of Independent Auditors

The Board of Directors
LaRoche Industries Inc.

We have audited the accompanying consolidated balance sheets of LaRoche Industries Inc. as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaRoche Industries Inc. at February 28, 1997 and February 29, 1996, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.


                                                /s/ ERNST & YOUNG LLP


Atlanta, Georgia
April 30, 1997

                           LaRoche Industries Inc.

                         Consolidated Balance Sheets



                                                      FEBRUARY 28,  FEBRUARY 29,
                                                          1997          1996
                                                      -------------------------
                                                            (In Thousands)

ASSETS
Current assets:
 Cash                                                    $  1,165      $  3,265
 Receivables (Note 6):
  Trade, net of allowances of $776 and $849 in 1997
   and 1996, respectively                                  43,393        57,153
  Refundable income taxes                                   6,649         1,453
  Other                                                     7,159         3,395
 Inventories (Notes  4 and 6)                              39,924        46,004
 Other current assets                                       2,513         4,878
                                                         ----------------------
Total current assets                                      100,803       116,148

Investments (Note 5)                                       17,886        17,165

Property, plant and equipment, at cost (Note 6):
 Land and land improvements                                12,234        12,039
 Buildings                                                 19,547        12,388
 Machinery and equipment                                  220,613       195,872
 Capital leases                                             4,902         5,226
 Construction in progress                                  14,208        20,195
                                                         ----------------------
                                                          271,504       245,720
 Less accumulated depreciation                            (90,417)      (81,108)
                                                         ----------------------
Net property, plant and equipment                         181,087       164,612
Other assets                                               12,589         8,007
                                                         ----------------------
Total assets                                             $312,365      $305,932
                                                         ======================

                                                    FEBRUARY 28,     FEBRUARY 29,
                                                        1997              1996
                                                    ----------------------------
                                                 (In Thousands Except Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility (Note 6)                  $ 37,605           $  4,755
 Accounts payable                                      35,992             37,770
 Accrued compensation                                   8,595             14,408
 Other accrued liabilities                              8,944             16,481
 Common stock with put rights (Note 11)                     -              7,475
 Current portion of long-term debt (Note 6)             2,835              5,990
                                                     ---------------------------
Total current liabilities                              93,971             86,879

Long-term debt (Note 6)                               104,441            112,940
Deferred income taxes (Note 9)                         22,335             15,668
Other noncurrent liabilities (Notes 7 and 8)           36,535             34,378

Commitments and contingencies (Note 8)

Redeemable common stock (Note 11)                       4,177              4,771

Stockholders' equity:
 10% cumulative, voting preferred stock,
  $.01 par value, 200,000 shares authorized,
  no shares outstanding                                     -                  -
 Common stock, $.01 par value, 1,200,000
  shares authorized, 425,000 non-redeemable
  shares issued                                             4                  4
 Capital in excess of par value                           630                630
 Retained earnings                                     50,409             50,662
 Minimum pension liability                               (137)
                                                     ---------------------------
Total stockholders' equity                             50,906             51,296
                                                     ---------------------------
                                                     $312,365           $305,932
                                                     ===========================

See accompanying notes.

                           LaRoche Industries Inc.

                      Consolidated Statements of Income




                                                                                  YEAR ENDED
                                                              FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                                                  1997               1996               1995
                                                              -------------------------------------------------
                                                                                (In Thousands)
Net sales                                                      $379,285            $448,982            $420,723

Cost of sales                                                   313,871             350,066             329,383
                                                               ------------------------------------------------
Gross profit                                                     65,414              98,916              91,340

Selling, general and administrative expenses                     54,777              54,631              54,135
                                                               ------------------------------------------------
Income from operations                                           10,637              44,285              37,205

Interest  and amortization of debt expense                      (14,881)            (15,973)            (13,083)
Income from equity investments (Note 5)                           4,909               2,647               2,540
Other income, net                                                   411               1,163               1,581
                                                               ------------------------------------------------
Income before income taxes, minority interests and
 extraordinary charge                                             1,076              32,122              28,243

Provision for income taxes (Note 9)                                (417)            (13,170)            (12,297)
                                                               ------------------------------------------------
Income before minority interests and extraordinary
 charges                                                            659              18,952              15,946
Minority interests (Note 10)                                          -                   -              (2,063)
                                                               ------------------------------------------------
Income before extraordinary charges                                 659              18,952              13,883

Extraordinary charge from debt extinguishment                         -                   -                (860)
                                                               ------------------------------------------------
Net income                                                          659              18,952              13,023
Adjustment to estimated fair value of common stock
 with put rights (Note 11)                                            -              (1,901)             (1,949)
                                                               ------------------------------------------------
Income attributable to non-redeemable common
 stockholders                                                  $    659            $ 17,051            $ 11,074
                                                               ================================================

See accompanying notes.

                           LaRoche Industries Inc.

               Consolidated Statements of Stockholders' Equity



                                               CAPITAL IN               MINIMUM
                                     COMMON     EXCESS OF  RETAINED     PENSION
                                      STOCK     PAR VALUE  EARNINGS     LIABILITY       TOTAL
                                     ---------------------------------------------------------
                                              (In Thousands, except per share data)
Balance at February 28, 1994           $4          $630    $22,770      $   -          $23,404
 Net income                             -             -     13,023          -           13,023
 Adjustment to estimated fair
  value of common stock with put
  rights                                -             -     (1,949)         -           (1,949)
                                       -------------------------------------------------------
Balance at February 28, 1995            4           630     33,844          -           34,478
 Net income                             -             -     18,952          -           18,952
 Dividends paid, $.50 per share         -             -       (233)         -             (233)
 Adjustment to estimated fair
  value of common stock with put
  rights                                -             -     (1,901)         -           (1,901)
                                       -------------------------------------------------------
Balance at February 29, 1996            4           630     50,662          -           51,296
 Net income                             -             -        659          -              659
 Dividends paid, $2.00 per share        -             -       (912)         -             (912)
 Pension adjustments                    -             -          -       (137)            (137)
                                       -------------------------------------------------------
Balance at February 28, 1997           $4          $630    $50,409      $(137)         $50,906
                                       =======================================================

See accompanying notes.

                           LaRoche Industries Inc.

                    Consolidated Statements of Cash Flows


                                                                     YEAR ENDED
                                                      FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                          1997          1996          1995
                                                      ----------------------------------------
                                                                   (In Thousands)
OPERATING ACTIVITIES
Net income                                               $    659      $ 18,952      $ 13,023
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            23,061        18,996        16,360
  Deferred income taxes                                     6,667          (495)        1,358
  Equity income, net of distributions                         792        (1,315)           28
  Minority interests                                            -             -         1,870
  Net (gain) loss on disposal of assets                      (349)        3,021           112
  Extraordinary charges                                         -             -           860
  Changes in operating assets and liabilities
   (excluding acquisition):
     Receivables                                            4,800         4,749       (20,429)
     Inventories                                            5,946        17,129       (22,662)
     Other assets                                          (2,880)        1,874         2,036
     Accounts payable and accrued liabilities             (15,198)       (2,288)        9,136
     Noncurrent liabilities and other                       1,834           128         3,803
                                                         ------------------------------------
Net cash  provided by operating activities                 25,332        60,751         5,495

INVESTING ACTIVITIES
Capital expenditures                                      (35,784)      (16,894)      (17,651)
Acquisition of a business                                       -       (37,504)            -
Investments in joint ventures                              (2,631)       (1,451)      (13,357)
Plant turnarounds                                          (5,038)       (2,672)       (2,589)
Proceeds from sale of facilities                            3,708         6,484         1,628
                                                         ------------------------------------
Net cash used by investing activities                     (39,745)      (52,037)      (31,969)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit
 facility                                                  32,850        (1,350)      (10,306)
Additions to long-term debt                                     -             -       100,000
Repayments of long-term debt                              (11,654)      (11,352)      (38,156)
Costs of refinancing                                            -             -        (4,408)
Repurchase of minority interest in LaRoche
 Chemicals Inc.                                                 -             -       (14,490)
Sales of common stock with redemption features              3,187         1,918         1,214
Purchases of common stock with redemption features        (11,158)         (332)       (5,576)
Dividends paid                                               (912)         (233)            -
                                                         ------------------------------------
Net cash provided (used) by financing activities           12,313       (11,349)       28,278
                                                         ------------------------------------
Net (decrease) increase in cash                            (2,100)       (2,635)        1,804
Cash at beginning of year                                   3,265         5,900         4,096
                                                         ------------------------------------
Cash at end of year                                      $  1,165      $  3,265      $  5,900
                                                         ====================================

See accompanying notes.

                           LaRoche Industries Inc.

                  Notes to Consolidated Financial Statements

                              February 28, 1997


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

LaRoche Industries Inc. ("LII") is engaged in the manufacture, distribution, and sale of agricultural and industrial nitrogen products and bulk fertilizer materials, certain specialty aluminas, and electrochemical products. These consolidated financial statements include the accounts of LaRoche Industries Inc. and all majority-owned subsidiaries. Investments in 50%-or-less owned entities are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

On August 17, 1994, LaRoche Holdings Inc. ("LHI") and LaRoche Chemicals Inc. ("LCI") were merged into LaRoche Industries Inc. (collectively, the "Company"). Prior to this date, LII was a wholly-owned subsidiary of LHI, and LCI was a majority-owned subsidiary of LHI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

REVENUE RECOGNITION AND TRADE RECEIVABLES

The Company generally recognizes revenue upon shipment to customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Terms on trade receivables are granted in accordance with industry practice. The Company serves a variety of customers, and therefore, the Company believes that it has limited exposure to credit loss. The carrying amount of accounts receivable approximates fair value due to the short settlement period of these instruments.

                           LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of approximately 20% and 37% of total inventories was determined using the last in, first out (LIFO) method at February 28, 1997 and February 29, 1996, respectively. Cost for all other inventories are determined on a first-in, first-out (FIFO) or average cost basis.

TURNAROUND COSTS

Costs related to the periodic, scheduled major maintenance of continuous process production facilities ("turnaround costs") are capitalized when incurred and are amortized on a straight-line basis over the period until the next scheduled related turnaround, generally ranging from one to five years.

Expenditures for routine repair and maintenance are charged to current operating expenses.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, including amounts under capital leases (Note
8), are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Depreciation expense aggregated approximately $16,076,000, $14,421,000 and $13,610,000 for fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively. Costs of construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $860,000 on eligible projects during fiscal 1997. No amounts of interest were capitalized in fiscal years 1996 or 1995.

                           LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

The Company amortizes its deferred debt issuance costs, goodwill, non-compete agreements and other assets using the straight-line method over lives ranging from two to twenty years. Accumulated amortization of other assets aggregated $4,276,000 and $1,037,000 at February 28, 1997 and February 29, 1996,
respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Accordingly, deferred tax liabilities and assets are established based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred tax assets are recognized to the extent that realization of the benefits therefrom are more likely than not.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with research and development of new technologies are charged to expense as incurred. Included in the accompanying consolidated statements of income are approximately $3,762,000, $3,388,000 and $3,148,000 of such costs for the years ending February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

EARNINGS PER SHARE

Earnings per share have not been presented since such data provides no useful information as the shares of the Company are closely held.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation. Consistent with the 1997 presentation, the Company has reflected 1996 and 1995 amortization of turnaround costs in depreciation and amortization.

                           LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NEW ACCOUNTING STANDARDS

Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The statement standardizes the accounting for impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.

In October 1996, the AICPA issued SOP 96-1, Environmental Remediation Liabilities. The SOP provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The Company will adopt SOP 96-1 in the first quarter of Fiscal 1998. Based on current information, the Company believes that the adoption of this accounting standard will not have a material impact on its operating results or financial condition.

STATEMENTS OF CASH FLOWS

The Company considers all liquid investments with initial maturities of three months or less to be cash equivalents. Additional cash flow and non-cash investing and financing information follows:

                           LaRoche Industries Inc.


                                                          YEAR ENDED
                                           FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                               1997          1996          1995
                                           ----------------------------------------
Supplemental disclosures of cash flow
 information (in thousands):
  Cash paid (received) during the year
   for:
     Interest, net of amounts capitalized   $15,192        $16,469       $12,607
     Income taxes, net of refunds              (809)        18,155         3,706

Non-cash investing and financing
 activities (in thousands):
  Capital leases for new equipment               90            545           644
  Contribution of assets to a joint
   venture  at cost                               -          1,243           600
  Note issued to purchase Company stock
   (Note 11)                                      -          7,401             -

                           LaRoche Industries Inc.

3. DISPOSITIONS, ACQUISITION AND OTHER MATTERS

During fiscal 1996, the Company re-evaluated portions of its alumina chemicals segment. In connection with the re-evaluation of its alumina chemicals business, effective April 1, 1996, the Company sold substantially all property, plant and equipment and certain other assets used exclusively in its calcined and tabular alumina production businesses to C-E Baton Rouge, Inc., an unaffiliated entity. The sale price of the assets was $3 million, plus $300,000 for raw material inventory. The Company operates the plant and equipment on behalf of the purchaser for an annual operating fee of $500,000, subject to reduction based on the volume of production and the production of nonconforming product. Net sales and operating (losses) of the calcined and tabular alumina business aggregated $3,659,000 and ($389,000) in fiscal 1997, $18,801,000 and ($4,670,000) in fiscal 1996, $20,708,000 and ($3,024,000) in fiscal 1995, respectively. In fiscal 1996, the Company recorded equipment writedowns of approximately $3.8 million in connection with the determination to sell or otherwise dispose of its calcined and tabular aluminas business. In addition, during fiscal 1996 the Company recorded inventory selling costs of $0.4 million pursuant to an inventory consignment arrangement.

Effective September 1, 1995, the Company sold a 50% interest in certain Versal alumina production equipment to CRILAR Alumina Company ("CRILAR") for $5.5 million, consisting of $2.2 million in cash and $3.3 million in a note which has been collected. The remaining 50% interest in such equipment (with a net carrying value of approximately $1,243,000) was contributed by the Company to CRILAR. CRILAR is equally owned by the Company and by Criterion Catalyst Company LP, an unaffiliated entity. In connection with the sale of the 50% interest to CRILAR, the Company recognized a gain of approximately $3.4 million. The Company operates the facility under an agreement with CRILAR and the owners of CRILAR purchase substantially all of the production of the facility. The Company's net sales and operating profits prior to the transaction from the assets associated with the CRILAR transaction were not material to the Company's consolidated net sales or operating profits.

                           LaRoche Industries Inc.

3. DISPOSITIONS, ACQUISITION AND OTHER MATTERS (CONTINUED)

On December 13, 1995, the Company acquired an ammonium nitrate manufacturing facility located near Seneca, Illinois and related assets for an initial purchase price of approximately $37.5 million (the "Seneca Acquisition"). The transaction was accounted for under the purchase method of accounting; accordingly, the consolidated statements of income include the results of operations of the Seneca plant since the acquisition date. The Company used available cash to fund the acquisition. During fiscal 1997, the Company recorded an adjustment of approximately $2,055,000 to the purchase price of the business as a result of certain additional consideration. The total purchase price was allocated as follows (in thousands):


Property, plant and equipment              $31,014
Inventory                                    2,259
Non-compete agreement, goodwill and other    6,286
                                           -------
                                           $39,559
                                           =======

Unaudited pro forma results of operations as if the Seneca Acquisition had been consummated as of March 1, 1995 are as follows (in thousands):



                                                     YEAR ENDED
                                                    FEBRUARY 29,
                                                        1996
                                                    -----------
                                                     (Unaudited)
Net sales                                             $473,774
Income before extraordinary charges                     16,827
Net income                                              16,827

Certain of the Company's fluorocarbon products (CFC R-11 and R-12) previously manufactured by the electrochemical products segment (Note 12) are subject to federal regulations which provided for the phase out of production by January 1, 1996. These products accounted for 1%, 4% and 6% of net sales and 23%, 18% and 33% of income from operations for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

                           LaRoche Industries Inc.

3. DISPOSITION, ACQUISITION AND OTHER MATTERS (CONTINUED)

As a result of the mandated phase-out of CFC R-11 and R-12 and the inability to remain profitable in HCFC R-22 and other packaged refrigerant products, in fiscal 1996 the Company elected to exit the packaged fluorocarbon business and consequently, the Company closed its packaging facility. Accordingly, the Company recorded a writedown of the related property, plant and equipment of approximately $1,255,000.


In July 1994 the Company purchased a 50% interest in an ammonia production facility for $13.3 million from Cytec Industries Inc. ("Cytec"). The Company and Cytec each contributed their 50% interest to a new partnership, Avondale Ammonia. The ammonia production facility is operated by Cytec pursuant to a services agreement with the partnership. Ammonia produced is transferred at production cost to the partners relative to their respective ownership interests. The Company is required to purchase from Cytec, at market related prices, that amount of Cytec's 50% share of production in excess of Cytec's internal ammonia needs up to a maximum amount.

4. INVENTORIES

Components of inventory are as follows (in thousands):


                                FEBRUARY 28,  FEBRUARY 29,
                                    1997          1996
                                --------------------------
Finished goods and in-progress      $21,019       $28,339
Inventory purchased for resale       11,931        13,215
Raw materials                           637           873
Supplies and catalysts                7,483         7,989
                                -------------------------
                                     41,070        50,416
Less LIFO reserve                    (1,146)       (4,412)
                                -------------------------
                                    $39,924       $46,004
                                =========================

                           LaRoche Industries Inc.

4. INVENTORIES (CONTINUED)

During fiscal 1997, certain inventory quantities were reduced resulting in the liquidation of inventory quantities valued under the LIFO method. The effect of this liquidation was to increase income from operations during the year ended February 28, 1997 by approximately $1,086,000.

5. EQUITY INVESTMENTS

The Company participates in several investment arrangements which it accounts for under the equity method of accounting. The primary investees include CRILAR (50% owned), Kaiser LaRoche Hydrate Partnership ("KLHP", 45% owned), and Avondale Ammonia (50% owned). KLHP is a partnership with Kaiser Aluminum and Chemical Corporation ("Kaiser") to jointly distribute hydrate, a product manufactured by Kaiser.

All income generated by the equity investees, except Avondale Ammonia, is distributed to the partners relative to their respective partnership interests. Avondale Ammonia does not generate income or loss because all production is transferred to the partners at production cost.

Summarized financial information for unconsolidated entities (excluding Avondale Ammonia) is as follows (in thousands):


                                        TWELVE MONTHS ENDED
                              FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                  1997          1996          1995
                              ----------------------------------------
Summary of operations:
 Net sales                         $52,136       $35,674       $27,984
 Gross profit                       11,353         5,799         7,420
 Net income                         10,280         4,871         6,385
 Company's equity in earnings        4,909         2,647         2,540

                           LaRoche Industries Inc.

5. EQUITY INVESTMENTS (CONTINUED)


                                 FEBRUARY 28,  FEBRUARY 29,
                                      1997          1996
                                 -------------------------
Summary of financial position:
    Current assets                   $13,854       $ 9,228
    Noncurrent assets                 16,532        15,891
                                 -------------------------
Total                                $30,386       $25,119
                                 =========================

Current liabilities                  $ 8,948       $ 5,073
                                 =========================

Purchases from Avondale Ammonia aggregated approximately $8.8 million, $6.9 million, and $6.7 million for the years ended February 28, 1997, February 29, 1996, and February 28, 1995, respectively. Purchases from CRILAR aggregated approximately $2.3 million and $2.8 million for the years ended February 28, 1997 and February 29, 1996, respectively. Amounts due from CRILAR amounted to approximately $4,338,000 and $1,374,000 at February 28, 1997 and February 29, 1996, respectively.

                           LaRoche Industries Inc.

6. BORROWING ARRANGEMENTS

The Company's borrowings include the following (in thousands):


                                  FEBRUARY 28,  FEBRUARY 29,
                                      1997          1996
                                  -------------------------
Revolving credit facility            $ 37,605      $  4,755
                                  =========================
Term debt:
 13% senior subordinated notes       $100,000      $100,000
 Notes payable to USX Corporation       1,355        11,529
 Note to former stockholder             5,921         7,401
                                  -------------------------
Total                                 107,276       118,930
Less current portion                   (2,835)       (5,990)
                                  -------------------------
Long-term debt                       $104,441      $112,940
                                  =========================

The Company's $100 million 13% senior subordinated notes are due in 2004 (the "Notes"). Semi-annual, interest only payments are due February 15 and August 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 1999 at redemption prices set out in the Notes' indenture. The Notes are unsecured obligations of the Company, and the indenture contains limitations on stock redemptions, dividends, borrowings and investments, and it restricts the Company from entering into certain transactions, all as defined. At February 28, 1997, the Company is in compliance with such covenants; however, based upon currently available information, it is possible that in fiscal 1998 the Company will not achieve a minimum required fixed charge coverage ratio (as defined). If the minimum ratio is not achieved the payment of dividends, stock redemptions, the incurrence of certain indebtedness and certain investments in less than wholly-owned subsidiaries would be precluded.

                           LaRoche Industries Inc.

6. BORROWING ARRANGEMENTS (CONTINUED)

Concurrent with the sale of the Notes, the Company prepaid all existing term notes (except the USX Notes), plus accrued interest thereon outstanding as of August 17, 1994, and incurred a loss on the early extinguishment of debt amounting to $860,000 (net of income tax benefit of $561,000). Such loss is reflected in the accompanying 1995 consolidated statement of income as an extraordinary charge.

The USX notes bear fixed interest rates of 10% and 12% and are senior to the Notes and are secured by the Company's Crystal City, Missouri plant. These agreements contain restrictions relating to changes in control, entering into certain transactions, paying dividends and have cross-default provisions with other debt. The Company made certain prepayments of the USX Notes during fiscal 1996 and 1997 and made its final payment of $1,355,000 plus accrued interest thereon on April 30, 1997.

In July 1995, the Company executed an unsecured promissory note in favor of a stockholder (the former chairman and chief executive officer of the Company) in the principal amount of $7,401,250, bearing interest equal to the prime rate, plus 1% per annum for the purchase of common stock owned by the stockholder. The promissory note provides for the payment of the principal balance in five equal annual installments beginning June 30, 1996, and the payment of quarterly installments of interest, over a five year period, beginning September 30, 1995.

At February 28, 1997, approximately $11 million of the Company's retained earnings was available for payment of dividends or distribution under the most restrictive provisions of the above agreements.

Annual maturities of long-term debt are as follows: $2,835,000 in 1998; $1,480,000 in 1999; $1,480,000 in 2000; $1,480,000 in 2001; none in 2002 and
$100,000,000 thereafter.

The Company maintains a $40 million revolving credit facility that is senior to the Notes and secured by accounts receivable and inventory. Borrowings are based on eligible accounts receivable and inventory, as defined. Interest is based on either the prime rate or LIBOR, plus up to 1.25%. At February 28, 1997 and February 29, 1996, $37,605,000 and $4,755,000, respectively, were outstanding under the revolving credit facility and at

                           LaRoche Industries Inc.

6.  BORROWING ARRANGEMENTS (CONTINUED)


February 28, 1997, $594,000 was available. Amounts available are net of approximately $1,800,000 committed for letters of credit outstanding at February 28, 1997. The weighted average borrowing rates were 7.63% and 6.73% at February 28, 1997 and February 29, 1996, respectively. The agreement terminates on August 1, 1998. Under terms of the agreement, the Company pays commitments fees, on a quarterly basis ranging from 0.125% to 0.25% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the agreement.

The carrying amount of the Company's variable rate debt approximates its fair value. At February 28, 1997 and February 29, 1996, the fair values of the Notes and the USX Notes is $113,354,000 and $121,418,000, respectively, based primarily on market prices.

7. EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering substantially all of its employees. Salaried participant benefits are based on years of service and the average of the highest five years of compensation earned during a ten year consecutive period of employment. Hourly participant benefits are based on years of service. Pension costs are funded in amounts determined by management, but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (ERISA). Salaried employees are required to contribute 1% of their annual salaries to the plan. The assets of the plan primarily consist of investments in insurance company general investment accounts and pooled separate accounts invested in marketable equity securities and government and corporate debt securities.

                           LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

The following table sets forth the funded status of the plan and amounts recognized in the Company's consolidated balance sheets (in thousands):


                                                       FEBRUARY 28,  FEBRUARY 29,
                                                           1997          1996
                                                       --------------------------
Actuarial present value of projected benefit
 obligation:
  Accumulated benefit obligation:
   Vested                                                   $25,326       $21,687
   Nonvested                                                  1,807         2,155
                                                       --------------------------
                                                             27,133        23,842
Additional amounts related to projected compensation
 levels                                                       6,861         6,429
                                                       --------------------------
Total projected benefit obligation                           33,994        30,271
Plan assets at fair value                                    24,188        19,195
                                                       --------------------------
Projected benefit obligation in excess of plan assets         9,806        11,076
Unrecognized net loss                                         2,723         3,626
Unrecognized prior service cost                                 851           787
                                                       --------------------------
Pension liability recognized in balance sheets              $ 6,232       $ 6,663
                                                       ==========================

                           LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

Net pension costs for the plan include the following components (in thousands):


                                                         YEAR ENDED
                                          ----------------------------------------
                                          FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                              1997          1996          1995
                                          ----------------------------------------
Service cost                                  $ 2,229       $ 1,814        $2,063
Interest on projected benefit obligation        2,240         1,987         1,783
Actual return on plan assets                   (2,575)       (2,921)         (110)
Net amortization and deferral                   1,007         1,713          (794)
                                          ---------------------------------------
Net periodic pension cost                     $ 2,901       $ 2,593        $2,942
                                          =======================================

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% as of February 28, 1997 and February 29, 1996. The expected increase in compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.5% as of February 28, 1997 and February 29, 1996. The expected long-term rate of return on assets was 8.5% for each of the three years in the period ended February 28, 1997.

The Company also provides unfunded supplemental retirement benefits to certain executives which provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal tax regulations. The accrued liability for this plan totals $1,338,000 and $1,265,000 at February 28, 1997 and February 29, 1996, respectively. The accrued liability at February 28, 1997 includes an additional minimum liability of $303,000 of which $137,000 has been charged to a separate component of stockholders' equity. Pension expense related to the arrangement was $178,000 in 1997, $187,000 in 1996 and $175,000 in 1995, respectively.

                           LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

In addition, the Company maintains defined contribution savings plans in which substantially all salaried and hourly employees are eligible to participate. Employee contributions to the plans are on a voluntary basis and may range from 1/2% to 16% of the employee's compensation, as defined in the plans. Under the plan for salaried employees, the Company matches 10% of the employees' qualified contributions up to a defined amount, and at the discretion of the Board of Directors, contributions may be made to the account of employees who are employed on the last valuation date in each year in an amount which cannot exceed 15% of the annual salaries of the employees who are eligible to receive contributions. The Company made contributions to these plans of approximately $79,000, $68,000 and $63,000 during fiscal 1997, 1996 and 1995, respectively.

The Company has a salary continuation agreement with a former executive which provides for the continuation of all of the executive's salary payable to the executive's spouse. The Company charges to expense the expected amounts to be paid when such payments become probable. As of February 28, 1997 and February 29, 1996, $146,000 and $585,000, respectively, was accrued in connection with this agreement.

The Company funds healthcare and life insurance benefits for retired employees on a pay-as-you-go basis with the retiree paying a portion of the costs, except that individuals who were not employed by the prior owners of certain acquired businesses pay 100% of their allocated premium. The Company's plans cover substantially all employees of the Company and provide for life and health coverage upon retirement.

                           LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

Summary information on the Company's postretirement health and life insurance plans follows (in thousands):


                                                      FEBRUARY 28,  FEBRUARY 29,
                                                          1997          1996
                                                      --------------------------
Accumulated postretirement benefit obligation
(APBO):
  Retirees                                                 $ 7,728       $ 8,130
  Fully eligible active plan participants                    5,657         6,457
  Other active plan participants                             7,466         8,925
                                                      --------------------------
Total accumulated postretirement benefit obligation         20,851        23,512
Unrecognized net actuarial gain                              6,121         2,166
Unrecognized prior service cost asset                          406           608
                                                      --------------------------
Accrued postretirement benefit cost                        $27,378       $26,286
                                                      ==========================

The components of net periodic postretirement benefit costs follow (in thousands):


                                                         YEAR ENDED
                                          ----------------------------------------
                                          FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                              1997          1996          1995
                                          ----------------------------------------
Service cost                                   $  426        $  426        $  529
Interest on accumulated postretirement
 benefit obligation                             1,707         1,758         1,677
Net amortization and deferral                    (241)         (221)          (69)
                                          ---------------------------------------
Net periodic postretirement benefit cost       $1,892        $1,963        $2,137
                                          =======================================

The discount rate used in determining the APBO was 7.5% as of February 28, 1997 and February 29, 1996. At February 28, 1997, the assumed healthcare cost trend rates range from 7.60% to 8.00 in fiscal 1998, declining gradually to 6% after 13 years and remaining at that level thereafter. At February 29, 1996, the assumed healthcare cost trend rates range from 7.68% to 10.00% in fiscal 1997, declining gradually to 6% after 14 years and remaining at that level thereafter. The Company amortizes significant actuarial gains and losses over the estimated average remaining service periods.

                           LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

If the healthcare cost trend rate assumptions were increased by 1%, the APBO at February 28, 1997 would be increased by approximately $2,554,000. The effect of this change on the aggregate of the service and interest components of net periodic postretirement benefit cost for fiscal 1997 would be an increase of approximately $283,000.

8. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to numerous federal, state and local environmental laws and regulations. The Company is currently involved in the assessment, removal and/or mitigation of chemical substances at various sites. Environmental expenditures which relate to an existing condition caused by past operations and which have no significant future economic benefit to the Company are expensed. Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigations, the uncertainty of specific remediation methods, changing environmental laws and interpretations and other matters. Such environmental costs are accrued at the time the expenditure becomes probable and the costs can be reasonably estimated. Costs are accrued based upon estimates determined by management and in some cases with the assistance of external consultants. At sites where a range of costs to be incurred is determined and no amount within the range is more likely than another, the lower amount of the range is recorded. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties.

                           LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

The Company owns a variety of sites which may or will likely require remediation. Under the provisions of the acquisition agreements for the businesses of LII and LCI, the former owners retained the obligations for any potential liabilities arising from conditions or events occurring or attributable to periods prior to the acquisition of properties acquired by the Company pursuant to those agreements. At LCI, such items must be identified by July 26, 1998 for the former owner to remain obligated. Management believes that it is probable the former owners will fulfill their obligations under the agreements.

In connection with all sites, the Company charged to expense approximately $1.1 million and $1.4 million during fiscal year 1997 and 1995, and an immaterial amount was charged to expense in 1996 in connection with remediation and related activities. Other accrued liabilities includes $1.9 million and $2.3 million for the current portion of estimated clean-up expenditures and related accruals at February 28, 1997 and February 29, 1996. The balance of spending identifiable to future years is included in other non-current liabilities at February 28, 1997 and February 29, 1996 and amounts to $2.6 million for each year then ended.

While the Company believes that the recorded amounts represent the Company's best estimate of the costs of such matters, it is reasonably possible that additional costs may be incurred. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $1.7 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which accruals are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current accruals for environmental remediation and the possible range of additional costs, the Company has not assumed it will bear the entire cost of remediation of every site to the exclusion of the former owners of such sites. The ability of the former owners to participate has been taken into account, based generally on their financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

                           LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

In May 1997, the Company reached a plea agreement with the U.S. Department of Justice in connection with a government investigation relating to a price fixing conspiracy among U.S. ammonium nitrate producers during May 1992. On May 9, 1997, the Company and the federal government reached a plea agreement pursuant to which the Company agreed to pay a fine to settle the matter for $1.5 million, plus interest from May 1997, to be paid during the succeeding four year period. Such amount has been accrued in the Company's financial statements as of February 28, 1997. The plea agreement is subject to final approval by a federal court. Management believes that it is remote that the terms of the existing agreement would change.

The Company is named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company owned facility. The pipeline later ruptured, resulting in the release of gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In addition, the Company has been named in a class-action petition filed on behalf of persons allegedly harmed by the rupture of the pipeline. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. Accordingly, the Company has not recorded any losses related to such claims. Should the Company be found to have any liability, the amounts could be material.

In addition, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts asserted in these matters are material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management

                           LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

(based on advice of the Company's corporate and other legal counsel) such litigation and claims will be resolved without material effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.

LEASES AND OTHER

The Company leases facilities and equipment consisting primarily of its corporate office, electric power co-generation systems, transportation and computer equipment. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises and certain leases provide for periodic renewals at the Company's option.

Minimum future obligations on leases that have initial or remaining non-cancelable lease terms in excess of one year as of February 28, 1997 are as follows (in thousands):


                                                           CAPITAL LEASES  OPERATING LEASES
                                                           --------------  ----------------
Fiscal years ending February,
  1998                                                             $  480           $ 7,769
  1999                                                                358             6,115
  2000                                                                212             5,601
  2001                                                                 63             4,959
  2002                                                                  3             4,562
  Thereafter                                                            -            18,588
                                                           --------------------------------
Total minimum lease payments                                        1,116           $47,594
                                                                                    =======
Less estimated executory costs and imputed interest costs              96
                                                           --------------
Present value of minimum lease payments                            $1,020
                                                           ==============

                           LaRoche Industries Inc.

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES AND OTHER (CONTINUED)

Total rental expense under operating leases aggregated approximately $7,504,000, $7,519,000 and $5,893,000 during fiscal years 1997, 1996 and 1995, respectively.

The Company enters into fixed price forward purchase contracts to establish fixed prices for certain natural gas purchases. At February 28, 1997, the Company has commitments outstanding under these arrangements to purchase approximately $15,638,000 of natural gas during the subsequent year. In addition, the Company buys call options and sells put options to effectively establish a range of natural gas prices to hedge anticipated natural gas purchases against rising prices. The contracts are entered into with a financial counter-party. The Company is exposed to loss in the event of nonperformance by the counter-party to the contracts. However, the Company does not anticipate nonperformance by the counter party.

The following sets forth the open option positions and the fair value of such positions as of February 28, 1997:


                         QUANTITY    FAIR VALUE  CARRYING VALUE
                        -----------  ----------  --------------

                        (in MMBTUs)        (in thousands)

Purchased Call Options   4,575,000   $ 366,000      $ -
Written Put Options      4,575,000   $(154,000)       -

The fair values are based on quoted market prices. There were no material open option positions as of February 29, 1996.


The Company's Gramercy, Louisiana facility is integrated with both an alumina production facility and a calcined coke operation, neither of which are owned by the Company. In addition, the production equipment of some of the Company's joint ventures are integrated with other operations of the other partners to the ventures. As a result, the companies involved share certain common facilities and services, including power generation. Further, the Company maintains certain long-term supply contracts with Kaiser.

                           LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES AND OTHER (CONTINUED)

The Company's joint venture partner, Kaiser, maintains control of the operating assets of KLHP, and another joint venture partner, Cytec, maintains control of the operating assets of Avondale Ammonia.

9. INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                             FEBRUARY 28,  FEBRUARY 29,
                                                 1997          1996
                                             -------------------------
Deferred tax liabilities:
 Property, plant and equipment                   $32,819       $30,445
 Other                                             8,846         4,377
                                             -------------------------
Total deferred tax liabilities                    41,665        34,822

Deferred tax assets:
 Employee benefit obligations                     15,005        14,506
 AMT credit carryforward                             875             -
 Other                                             4,050         4,971
                                             -------------------------
Total deferred tax assets                         19,930        19,477
                                             -------------------------
Valuation allowance for deferred tax assets         (600)         (323)
                                             -------------------------
Net deferred tax liabilities                     $22,335       $15,668
                                             =========================

                           LaRoche Industries Inc.

9. INCOME TAXES (CONTINUED)

The components of the provision for income taxes are as follows (in thousands):


                                                       YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                            1997          1996          1995
                                        ----------------------------------------
Federal:
  Current                                   $(5,456)      $11,317       $ 9,126
  Deferred                                    5,432          (317)        1,133
                                        ---------------------------------------
                                                (24)       11,000        10,259
State:
  Current                                      (794)        2,348         1,813
  Deferred                                    1,235          (178)          225
                                        ---------------------------------------
                                                441         2,170         2,038
                                        ---------------------------------------
Provision for income taxes before
 extraordinary charges                          417        13,170        12,297
Tax benefit for extraordinary charges             -             -          (561)
                                        ---------------------------------------
Total provision for income taxes            $   417       $13,170       $11,736
                                        =======================================

A reconciliation between income taxes provided and the amount computed by applying the federal income tax rate (35%) to income before income taxes follows (in thousands):


                                                         YEAR ENDED
                                         -------------------------------------------
                                         FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,
                                             1997          1996            1995
                                         -------------------------------------------
Computed amount based on federal
 statutory rate                             $ 377        $11,243          $ 9,885
State income taxes, net of federal
 income tax benefit                            45          1,357            1,237
Increase in valuation allowance               277              -              969
Percentage depletion                         (886)             -                -
Other, principally non-deductible items       604            570              206
                                         -------------------------------------------
                                            $ 417        $13,170          $12,297
                                         ===========================================

                           LaRoche Industries Inc.

10. MINORITY INTERESTS

In connection with the merger discussed in Note 1, during fiscal 1995 the minority interests in LCI were repurchased by the Company or exchanged for shares of the Company's stock. The Company agreed to repurchase the shares held by former LCI institutional shareholders (the "LCI Formula Shares") for $14,337,000 contingent upon the sale of the Notes. Such amount was $1,898,000 less than the carrying value of such shares. This excess (after consideration of deferred taxes) was applied to reduce the carrying value of LCI property, plant and equipment.

The following table outlines the activity in the minority interests (in thousands):


                                                                                          YEAR ENDED
                                                                                         FEBRUARY 28,
                                                                                             1995
                                                                                         ------------
          Balance at beginning of year                                                      $ 15,432
          Adjustment in value of LCI Formula
           Shares                                                                              2,063
          Adjustment in value of LCI
           management shares                                                                      81
          Repurchase of LCI Formula Shares                                                   (14,337)
          Excess of carrying value over purchase
           price of formula shares                                                            (1,898)
          Repurchase of LCI shares held by LCI
           management                                                                           (152)
          Interest on prepayment                                                                (275)
          Conversion of certain LCI shares to
           Company shares (Note 11)                                                             (914)
                                                                                         -----------
          Balance at end of year                                                            $      -
                                                                                         ===========

                           LaRoche Industries Inc.

11. REDEEMABLE COMMON STOCK AND COMMON STOCK WITH PUT RIGHTS

The Company allows certain of its executive officers, management employees and directors to own common stock. At February 28, 1997 and February 29, 1996, 13,934 and 15,433 shares were outstanding pursuant to its 1995 Stock Purchase Plan (the "1995 Plan," successor to the 1994 Stock Purchase Plan) and the Board of Directors Stock Purchase Plan (the "Directors Plan"). Shares were originally issued under the 1995 Plan, among other ways, by providing bonuses to purchase such stock and by conversion of certain previously issued LCI common stock (Note 10). Generally participants in the 1995 Plan must use 25% of any annual bonuses to purchase stock. The 1995 Plan and the Directors Plan provide that certain executive officers, management employees and directors of the Company will be, at the discretion of the Board of Directors, eligible to purchase shares of the Company's common stock at fair value (as determined by independent appraisal). In connection with the 1995 Plan and the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of employment or directorship, the shares must be sold to the Company. The purchase price is fair value (based upon an independent appraisal). All redemption provisions of the Company's shares expire upon a public offering of the Company's common stock. The Company has guaranteed indebtedness of certain executive officers, management employees and directors pursuant to the 1995 Plan and the Directors Plan aggregating $455,000 and $1,567,000 as of February 28, 1997 and February 29, 1996, respectively.

The Company has estimated the value of such stock outstanding under the 1995 Plan and the Directors Plan and reflected the estimated full redemption value as redeemable common stock in the accompanying consolidated balance sheets. The final settlement prices for any shares may differ from the estimated amounts.

The Company originally had shareholder agreements with two of the Company's founding stockholders who were executive officers. Such holders originally held 15% (75,000 shares) of the Company's outstanding common stock. As of February 28, 1997, none (25,000 at February 29, 1996) of these shares were outstanding. Such agreements provided the holders the option to sell their stock at any time to the Company for at least fair market value as determined by independent appraisal and required the Company to repurchase such stock upon the occurrence of certain conditions, such as death or termination of employment. The Company estimated the value of such stock

                           LaRoche Industries Inc.

11. COMMON STOCK WITH PUT RIGHTS AND REDEEMABLE COMMON STOCK (CONTINUED)

and reflected the estimated full redemption value as common stock with put rights in the accompanying 1996 consolidated balance sheet. Changes in the value of these shares were charged directly to retained earnings as "Adjustment to estimated fair value of common stock with put rights." During fiscal 1995, the Company's former chairman put 25,000 of his shares to the Company for $5,512,500. During fiscal 1996, the Company and its former chairman mutually agreed to a repurchase of his remaining 25,000 shares in exchange for a $7,401,250 promissory note (see Note 6). Finally, during fiscal 1997, the holder of the remaining 25,000 shares put his shares to the Company for $7,475,000 in cash.

The following table summarizes activity in the Company shares that have redemption features (in thousands):





                                                           YEAR ENDED
                         ---------------------------------------------------------------------------------
                               FEBRUARY 28,             FEBRUARY 29,               FEBRUARY 29,
                                  1997                      1996                        1995
                         ---------------------------------------------------------------------------------
                         REDEEMABLE      COMMON      REDEEMABLE   COMMON         REDEEMABLE       COMMON
                          COMMON       STOCK WITH     COMMON    STOCK WITH         COMMON       STOCK WITH
                          STOCK        PUT RIGHTS      STOCK    PUT RIGHTS         STOCK        PUT RIGHTS
                         ---------------------------------------------------------------------------------
Balance at beginning
of year                  $ 4,771       $ 7,475        $2,417     $12,975          $    -        $16,538
Adjustment in value          (98)            -           768       1,901             354          1,949
Shares issued in
 conversion of LCI
 common stock                  -             -             -           -             914              -
Other shares issued        3,187                       1,918           -           1,213              -
Repurchases               (3,683)       (7,475)         (332)     (7,401)            (64)        (5,512)
                         ------------------------------------------------------------------------------
Balance at end of year   $ 4,177       $     -        $4,771     $ 7,475          $2,417        $12,975
                         ==============================================================================

12. SEGMENT INFORMATION

The Company operates principally in three business segments. The electrochemical products segment consists of caustic soda, chlorine and fluorocarbons. (See Note 3). The nitrogen products segment consists of facilities which manufacture and distribute agricultural and industrial nitrogen products and distribute non-nitrogenous agricultural fertilizers. The alumina chemicals segment consists of specialty aluminas and related products. Intersegment sales are not material.

                           LaRoche Industries Inc.

12. SEGMENT INFORMATION (CONTINUED)

Operating profit includes all costs and expenses directly related to the segment involved. The corporate portion of operating profit includes corporate general and administrative expenses.

Assets are assigned to segments based on use. Corporate assets primarily consist of cash and other assets.

Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):


                                                      YEAR ENDED
                                       ----------------------------------------
                                       FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                           1997          1996          1995
                                       ----------------------------------------
Net sales:
 Electrochemical products                  $ 96,738      $138,775      $126,509
 Nitrogen products                          242,408       248,438       234,909
 Alumina chemicals                           40,139        61,769        59,305
                                        ---------------------------------------
Total                                      $379,285      $448,982      $420,723
                                        =======================================
Income (loss) from operations:
 Electrochemical products                  $  8,562      $ 29,624      $ 24,818
 Nitrogen products                           11,710        20,468        13,833
 Alumina chemicals                           (3,897)         (448)        2,196
 Corporate expense                           (5,738)       (5,359)       (3,642)
                                        ---------------------------------------
Income from operations                       10,637        44,285        37,205
Interest expense                            (14,881)      (15,973)      (13,083)
Income from equity investments                4,909         2,647         2,540
Other income, net                               411         1,163         1,581
                                        ---------------------------------------
Income before income taxes and other
 items                                     $  1,076      $ 32,122      $ 28,243
                                        =======================================

                           LaRoche Industries Inc.

12. SEGMENT INFORMATION (CONTINUED)


                                                       YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                            1997          1996          1995
                                        ----------------------------------------
Identifiable assets:
  Electrochemical products                  $ 68,956      $ 79,794      $ 99,823
  Nitrogen products                          178,179       160,346       130,130
  Alumina chemicals                           47,627        52,291        59,003
  Corporate                                   17,603        13,501        11,465
                                        ----------------------------------------
Total                                       $312,365      $305,932      $300,421
                                        ========================================
Depreciation and amortization:
  Electrochemical products                  $  5,665      $  4,493      $  4,641
  Nitrogen products                           14,693        10,425         7,965
  Alumina chemicals                            2,276         3,662         3,461
  Corporate                                      427           416           293
                                        ----------------------------------------
Total                                       $ 23,061      $ 18,996      $ 16,360
                                        ========================================
Capital expenditures (including
acquisitions and plant turnarounds):
  Electrochemical products                  $ 10,773      $  6,062      $  5,598
  Nitrogen products                           26,922        40,866         8,871
  Alumina chemicals                            3,127         3,652         5,771
                                        ----------------------------------------
Total                                       $ 40,822      $ 50,580      $ 20,240
                                        ========================================

                           LAROCHE INDUSTRIES INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                         BALANCE AT      CHARGED TO        CHARGED TO                      BALANCE AT
                                        BEGINNING OF      COSTS AND          OTHER                           END OF
             DESCRIPTION                   PERIOD         EXPENSES         ACCOUNTS         DEDUCTIONS       PERIOD
             -----------                   ------         --------         --------         ----------       ------

                                                                       (IN THOUSANDS)
 YEAR ENDED FEBRUARY 28, 1995

 Allowance for doubtful accounts            $902            $---            $---           $ 95 (1)          $807

 Valuation allowance for deferred
 tax assets                                 $---            $969            $---           $---              $969


 YEAR ENDED FEBRUARY 29, 1996

 Allowance for doubtful accounts            $807            $102            $---           $ 60 (1)          $849


 Valuation allowance for deferred
 tax asset                                  $969            $---            $---           $646 (2)          $323


 YEAR ENDED FEBRUARY 28, 1997

 Allowance for doubtful accounts            $849            $ 68            $---           $141 (1)          $776

 Valuation allowance for deferred
 tax asset                                  $323            $277            $---           $---              $600




--------------
(1) Uncollectible accounts written off, net of recoveries.
(2) Write off of deferred tax assets.

                                EXHIBIT INDEX

   EXHIBIT
   NUMBER

      2.1     Asset Purchase Agreement by and between LaRoche Industries Inc. and ETI Explosives
              Technologies International Inc. dated November 15, 1995. (10)

      2.2     Asset Purchase Agreement by and between C-E Baton Rouge, Inc. and LaRoche Industries Inc.
              dated February 28, 1996. (11)

      2.3     Amendment to Asset Purchase Agreement and Operating Agreement dated April 1, 1996. (11)

      3.1     Certificate of Incorporation of the Company, together with amendments thereto. (1)

      3.4     Bylaws of the Company. (1)

      4.1     Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National
              Association, as Trustee and the Company. (5)

      4.2     Form of Note (included in Exhibit 4.1). (5)

     10.1*    Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed. (1), (7)

     10.2     Credit Agreement, dated as of August 17, 1994, among the Company, BankSouth, N.A. (now known as NationsBank, N.A. South), as Agent, and the lenders listed therein. (5)

     10.3     First Amendment to Credit Agreement dated as of May 17, 1995 and effective as of March 1,
              1995 among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as
              Agent, and the lenders listed therein.

     10.4     10% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1,
              2000. (4)

     10.5     12% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1,
              2000. (4)

     10.6     Letter Agreement dated as of July 17, 1995 extending the Credit Agreement dated as of
              August 17, 1994 among the Company, Bank South (formerly known as BankSouth, N.A.), as
              Agent and the lenders listed therein.

     10.7     Letter Agreement dated as of December 16, 1996 amending the Credit Agreement dated as of
              August 17, 1994 among the Company, NationsBank N.A. South (successor to Bank South), as
              Agent, and the lenders listed therein. (12)

     10.8*    Salary Continuation Agreement dated as of June 16, 1992 between LHI and C. Max
              Henderson. (1), (7)

     10.9*    Salary Continuation Agreement dated as of June 16, 1992 between LHI and Felix J.
              Prinzo. (1), (7)

    10.10*    Salary Continuation Agreement, dated as of July 1988, as amended with the approval of his widow on January 27, 1992 and June 2, 1992, between the Company and William W. LaRoche,
              Jr. (1), (7)

    10.11*    LaRoche Chemicals Inc. 1989 Key Management Stock Appreciation Bonus Plan. (1), (7)

    10.12     LaRoche Holdings Inc. Supplemental Employee Retirement Plan. (1), (7)

    10.13*    LaRoche Executive Management Health Program. (1), (7)


   EXHIBIT
   NUMBER

    10.14     Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and LCI. (1)

    10.15     Hydrate Sales Agreement, dated as of January 1, 1993, between Kaiser and the Hydrate
              Partnership. (1)

    10.16     Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and LCI, as amended January 8, 1994. (1)

    10.17     Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI. (1)

    10.18     Specialty Aluminas Sales Agreement, dated as of July 26, 1988, between Kaiser and LCI. (1)

    10.19     Amendment No. 1 to Specialty Aluminas Sales Agreement, dated as of February 1, 1993, between Kaiser and LCI. (1)

    10.20     Salt Agreement, dated as of May 3, 1957, between Texaco and Kaiser, as amended May 15,
              1968. (1)

    10.21     Supply Agreement, dated as of April 1994, between AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request). (1)

    10.22     Management Stock Purchase Plan and forms of related agreements with executive officers. (4), (7)

    10.23     Joint Venture Agreement, dated as of July 26, 1994, between Cytec Ammonia, Inc. and
              LaRoche Fortier Inc. (3)

    10.24*    LaRoche Industries Inc. 1995 Board of Directors Stock Option Plan and form of agreement. (8)

     12       Statement regarding Computation of Ratio of Earnings to Fixed Charges.

     21       Subsidiaries of the Company.

     27       Financial Data Schedule (for SEC use only).

--------------------

* Denotes a management contract on compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 33-79532 filed July 19, 1994 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1994 and incorporated herein by reference.
(7) Management contract or other compensatory plan or arrangement and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Current Report on Form 8-K filed July 20, 1995 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Current Report on Form 8-K/A filed February 26, 1996 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Current Report on Form 8-K filed April 15, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.