Form 10-Q
period 1997-05-31
LAROCHE INDUSTRIES INC
filed 1997-07-15
CIK 797556

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q
                              FOR QUARTERLY REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM __________________ TO _____________________.

                         COMMISSION FILE NUMBER 33-79532

                                  -------------


                        [LAROCHE INDUSTRIES INC. LOGO]
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                         13-3341472
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          1100 JOHNSON FERRY ROAD N.E.
                             ATLANTA, GEORGIA 30342
                    (Address of principal executive offices)

                                 (404) 851-0300
              (Registrant's telephone number, including area code)

                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes. X   No.   .
                                                       ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                            OUTSTANDING AS OF JUNE 30, 1997
            -----                            -------------------------------
Common Stock, $.01 par value                         439,434 Shares

================================================================================

                             LAROCHE INDUSTRIES INC.


                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at May 31, 1997 and February 28, 1997               1

         Condensed Consolidated Statements of Income for the three months ended May 31, 1997
           and May 31, 1996                                                                        3

         Condensed Consolidated Statements of Cash Flows for the three months ended
           May 31, 1997 and May 31, 1996                                                           4

         Notes to Condensed Consolidated Financial Statements 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        14

Item 4.  Submission of Matters to a Vote of Security Holders                                      14

Item 6.  Exhibits and Reports on Form 8-K                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) (NOTE 1)

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                    MAY 31,    FEBRUARY 28,
                                                                     1997          1997
                                                                   ---------   ------------
ASSETS
Current assets:
  Cash                                                             $   4,367    $   1,165
  Receivables:
    Trade, net of allowances of $687 and $776 as of May 31, 1997
         and February 28, 1997, respectively                          44,523       43,393
    Other                                                             11,763       13,808
  Inventories (Note 3)                                                27,364       39,924
  Other current assets                                                 1,480        2,513
                                                                   ---------    ---------
Total current assets                                                  89,497      100,803
Investments                                                           17,847       17,886
Property, plant and equipment, at cost                               279,211      271,504
  Less accumulated depreciation                                      (94,615)     (90,417)
                                                                   ---------    ---------
Net property, plant and equipment                                    184,596      181,087
Other assets                                                          12,339       12,589
                                                                   ---------    ---------
Total assets                                                       $ 304,279    $ 312,365
                                                                   =========    =========


See accompanying notes.

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                    MAY 31,    FEBRUARY 28,
                                                                     1997          1997
                                                                   ---------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility (Note 4)                           $  27,680    $  37,605
      Accounts payable                                                33,102       35,992
      Accrued compensation                                             7,488        8,595
      Other accrued liabilities                                       12,405        8,944
      Current portion of long-term debt (Note 4)                       1,480        2,835
                                                                   ---------    ---------
Total current liabilities                                             82,155       93,971

Long-term debt (Note 4)                                              104,441      104,441
Deferred income taxes                                                 22,335       22,335
Other noncurrent liabilities                                          37,367       36,535

Commitments and contingencies

Redeemable common stock                                                4,327        4,177

Stockholders' equity:
   10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding          --           --
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued                  4            4
   Capital in excess of par value                                        630          630
   Retained earnings                                                  53,157       50,409
   Minimum pension liability                                            (137)        (137)
                                                                   ---------    ---------
Total stockholders' equity                                            53,654       50,906
                                                                   ---------    ---------
                                                                   $ 304,279    $ 312,365
                                                                   =========    =========


See accompanying notes.

                             LaRoche Industries Inc.

             Condensed Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)




                                                 THREE MONTHS ENDED
                                               ----------------------
                                                MAY 31,       MAY 31,
                                                 1997          1996
                                               ---------    ---------
Net sales                                      $ 110,663    $ 114,221

Cost of sales                                     90,512       91,417
                                               ---------    ---------
Gross profit                                      20,151       22,804

Selling, general and administrative expenses      12,482       13,627
                                               ---------    ---------
Income from operations                             7,669        9,177

Interest and amortization of debt expense         (3,933)      (4,019)
Income from equity investments                     1,248        1,068
Other income (expense), net                          (39)          72
                                               ---------    ---------
Income before income taxes                         4,945        6,298

Provision for income taxes                        (1,978)      (2,524)
                                               ---------    ---------
Net income                                     $   2,967    $   3,774
                                               =========    =========


See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)





                                                            THREE MONTHS ENDED
                                                          ---------------------
                                                           MAY 31,      MAY 31,
                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES
Net income                                                $  2,967     $  3,774
Depreciation and amortization                                5,919        5,038
Net change in operating assets and liabilities              13,861        9,524
Equity income, net of distributions                            151           87
Gain on disposition of assets and other                         --         (613)
                                                          --------     --------
Net cash provided by operating activities                   22,898       17,810

INVESTING ACTIVITIES
Capital expenditures                                        (7,792)      (5,146)
Investments in joint ventures                                 (361)         (44)
Plant turnarounds                                             (194)      (1,372)
Proceeds from sale of assets                                    --        3,816
                                                          --------     --------
Net cash used by investing activities                       (8,347)      (2,746)

FINANCING ACTIVITIES
Net repayments under revolving credit facility              (9,925)      (4,755)
Sale of redeemable common stock                                150        2,636
Purchase of common stock with redemption features               --       (7,516)
Repayments of long-term debt                                (1,355)      (3,055)
Dividends paid                                                (219)        (237)
                                                          --------     --------
Net cash used by financing activities                      (11,349)     (12,927)

                                                          --------     --------
Net increase in cash                                         3,202        2,137
Cash at beginning of period                                  1,165        3,265
                                                          --------     --------
Cash at end of period                                     $  4,367     $  5,402
                                                          ========     ========


See accompanying notes.

                             LaRoche Industries Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  May 31, 1997


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the quarter ending May 31, 1997 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation. Consistent with the May 31, 1997 presentation, the Company has reflected amortization of turnaround costs in depreciation and amortization in the May 31, 1996 statement of cash flows.


2.       NEW ACCOUNTING STANDARDS

Effective March 1, 1997, the Company adopted the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 standardizes accounting with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.

                            LaRoche Industries Inc.

3.       INVENTORIES

Components of inventory are as follows (in thousands):

                                                    MAY 31,  FEBRUARY 28,
                                                     1997        1997
                                                   --------  ------------
                  Finished goods and in-progress   $ 16,900    $ 21,019
                  Inventory purchased for resale      3,317      11,931
                  Raw materials                         652         637
                  Supplies and catalysts              7,327       7,483
                                                   --------    --------
                                                     28,196      41,070
                  Less LIFO reserve                    (832)     (1,146)
                                                   --------    --------
                                                   $ 27,364    $ 39,924
                                                   ========    ========


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation.


4.       BORROWING ARRANGEMENTS

The Company's borrowings include the following (in thousands):

                                                          MAY 31,   FEBRUARY 28,
                                                           1997         1997
                                                         ---------  ------------
                  Revolving credit facility              $  27,680    $  37,605
                                                         =========    =========
                  Term debt:
                    13% senior subordinated notes        $ 100,000    $ 100,000
                    Notes payable to USX Corporation             0        1,355
                    Note payable to former stockholder       5,921        5,921
                                                         ---------    ---------
                  Total                                    105,921      107,276
                  Less current portion                      (1,480)      (2,835)
                                                         ---------    ---------
                  Long term debt                         $ 104,441    $ 104,441
                                                         =========    =========

                            LaRoche Industries Inc.

4.       BORROWING ARRANGEMENTS (CONTINUED)

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

The Company made certain prepayments of the USX Notes during fiscal 1997 and made its final payment of $1,355,000 plus accrued interest thereon on April 30, 1997. The USX Notes bore fixed interest rates of 10% and 12%, were senior to the Notes, and were secured by the Company's Crystal City, Missouri plant.

The Company maintains a $40 million revolving credit facility ("Credit Facility") that is senior to the Notes and secured by accounts receivable and inventory. Borrowings are based on eligible accounts receivable and inventory, as defined. Interest is based on either the prime rate or LIBOR, plus up to 1.25%. At May 31, 1997 and February 28, 1997, $27,680,000 and $37,605,000,
respectively, were outstanding under the revolving credit facility and at May 31, 1997, $10,470,000 was available. The weighted average borrowing rates were 7.37% and 7.63% at May 31, 1997 and February 28, 1997, respectively. Under terms of the agreement, the Company pays commitment fees, on a quarterly basis ranging from 0.125% to 0.25% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the agreement.


5.       ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to numerous federal, state and local environmental laws and regulations and is currently involved in the assessment, removal and/or mitigation of chemical substances at various sites.

The Company is named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company-owned facility. The pipeline later ruptured, resulting in the release of gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In addition, the Company has been named in a class-action petition filed on behalf of persons allegedly harmed by the rupture of the pipeline. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. Accordingly, the Company has not recorded any losses related to such claims.

On May 30, 1997, the United States District Court for the Western District of Pennsylvania approved a plea agreement between the Company and the U.S. Department of Justice relating to a price fixing conspiracy among U.S. ammonium nitrate producers during May 1992. (See "Item 1. -- Legal Proceedings.") The fine of $1.5 million

                            LaRoche Industries Inc.

pursuant to the agreement was accrued in the Company's financial statements as of February 28, 1997 and is payable in five annual installments, plus interest from May 1997, with a final payment due May 31, 2001.

In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts asserted in these matters are material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management (based on advice of the Company's corporate and other legal counsel) such litigation and claims are likely to be resolved without material effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.


6.       SEASONALITY

A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, the fall planting seasons.


7.       RECENT DEVELOPMENTS

On June 3, 1997, the Company announced its intention to purchase a 50% interest in a European chlorine/caustic soda business. The Company has reached a tentative understanding to enter into a joint venture with Rhone-Poulenc Chimie S.A. for the operation of chlorine, caustic soda and bleach manufacturing and distribution facilities in France. As currently structured, the joint venture agreement grants Rhone-Poulenc Chimie S.A. the right, but not the obligation, to sell its 50% interest in the joint venture to the Company. In order for the Company to fund its investment in the joint venture with Rhone-Poulenc Chimie S.A. and for other general corporate purposes, including capital expenditures and other working capital requirements, the Company plans to enter into a new senior secured credit facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company's audited financial statements and notes thereto for the fiscal year ended February 28, 1997.

Demand for the Company's fertilizer products is seasonal. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on U. S. agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the U. S. government's agricultural policy. Due to fertilizer seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities (turnarounds) that results in periods of reduced production at such facilities. Due to the timing of these activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.


SEGMENT INFORMATION

Following is a tabulation of business segment information for the quarters ended May 31, 1997 and 1996:

                                                        QUARTER ENDED
                                               MAY 31, 1997          MAY 31, 1996
                                          --------------------   --------------------
                                                      PERCENT                PERCENT
                                            AMOUNT    OF TOTAL     AMOUNT    OF TOTAL
                                          ---------   --------   ---------   --------
         NET SALES:
         Electrochemical products         $  21,568     19.5%    $  26,421     23.1%
         Nitrogen products                   80,092     72.4        75,840     66.4
         Alumina chemicals                    9,003      8.1        11,960     10.5
                                          ---------    -----     ---------    -----
                Total                     $ 110,663    100.0%    $ 114,221    100.0%
                                          =========    =====     =========    =====

         INCOME (LOSS) FROM OPERATIONS:
         Electrochemical products         $   1,671     21.8%    $   2,943     32.1%
         Nitrogen products                    8,400    109.5         7,561     82.4
         Alumina chemicals                   (1,088)   (14.2)         (161)    (1.8)
         Corporate                           (1,314)   (17.1)       (1,166)   (12.7)
                                          ---------    -----     ---------    -----
                Total                     $   7,669    100.0%    $   9,177    100.0%
                                          =========    =====     =========    =====


RESULTS OF OPERATIONS

NET SALES. Net sales for the quarter ended May 31, 1997 decreased $3.6 million to $110.7 million from $114.2 million for the quarter ended May 31, 1996.

The Electrochemical Products segment's net sales for the quarter ended May 31, 1997 decreased $4.8 million compared to the corresponding quarter in the preceding year. The decrease reflects reductions in fluorocarbon net sales of $2.5 million for the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996. This decrease was due primarily to decreased sales volume of fluorocarbon refrigerant products of $3.9 million as compared to the quarter ended May 31, 1996 due to the federally mandated withdrawal from production of certain refrigerant products. This decrease was somewhat offset by increased sales in R-141b of $1.3 million as compared to the quarter ended May 31, 1996. Management expects to sell its remaining levels of CFC R-11 and CFC R-12 during fiscal year 1998 to its existing customer base. Caustic and chlorine net sales for the quarter ended May 31, 1997 decreased $1.6 million compared to the corresponding quarter in the preceding year. This decrease was due primarily to a decline in caustic soda prices of $3.6 million as compared to the quarter ended May 31, 1996 as a result of competitive market conditions, partially offset by increased sales volume of caustic and chlorine due to increased production, as a result of production problems experienced in the corresponding quarter of the prior year.

The Nitrogen Products segment's net sales for the quarter ended May 31, 1997 increased $4.3 million compared to the corresponding quarter in the preceding year. The increase in net sales during the quarter ended May 31, 1997 as compared to the corresponding quarter in the preceding year was primarily due to increased sales volume from the Company's warehousing facilities of $6.9 million due to better regional weather and planting conditions as compared to the prior year and increased sales volume (other than at the Crystal City plant, see below)and prices in blasting grade ammonium nitrate of $3.6 million due to stronger demand from coal production markets. Such increases were partially offset by decreased sales volume of $2.3 million at Cherokee as a result of production problems in late fiscal 1997 causing decreased inventory levels coming into the spring selling season and at Crystal City due to the idling of the blasting grade ammonium nitrate plant at the facility in the spring of 1996. In addition, the Nitrogen Products segment experienced a decline in net sales of $5.1 million primarily as a result of a decline in the market price of ammonia.

The Alumina Chemicals segment's net sales for the quarter ended May 31, 1997 decreased $3.0 million compared to the corresponding quarter in the preceding year. The decline during the quarter was due to the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 which resulted in the reduction of approximately $1.6 million of net sales from the segment's net sales as compared to the corresponding quarter in the prior year and decreased sales volume of active aluminas, partially offset by increases in sales prices of active aluminas, of $1.3 million.

INCOME FROM OPERATIONS. Income from operations for the quarter ended May 31, 1997 decreased $1.5 million to $7.7 million from $9.2 million for the quarter ended May 31, 1996.

The Electrochemical Products segment's income from operations decreased by $1.3 million for the quarter ended May 31, 1997 as compared to the corresponding quarter in the prior year. This decrease was primarily the result of the decline in caustic soda prices offset somewhat by increased sales volume of caustic and chlorine due to increased production, as a result of production problems experienced in the corresponding quarter of the prior year, and lower fluorocarbons sales volume of $2.1 million resulting primarily from the federally mandated withdrawal from production of certain refrigerant products. Such decreases in income from operations were partially offset by profits gained as a result of the increased sales volume in caustic and chlorine products of $0.8 million due to higher production (as discussed above), lower energy costs of $1.0 million and decreased manufacturing costs of $2.4 million primarily as a result of decreased repair and maintenance costs.

The Nitrogen Products segment's income from operations increased by $0.8 million for the quarter ended May 31, 1997 as compared to the corresponding quarter in the prior year. This increase was primarily due to increased sales volume and prices in blasting products (as discussed above) of $2.5 million primarily due to stronger demand from utility markets in the current year, decreased natural gas costs of $1.5 million and decreased repair and maintenance costs of $2.1 million primarily resulting from decreased labor and environmental remediation costs. Such increases were offset by decreased sales prices experienced in the agricultural markets (as discussed above) resulting from a decline in the market price of ammonia. The Nitrogen Products segment's income from operations during the quarter ended May 31, 1997 also includes approximately $900,000 as a result of an insurance recovery related to previously disclosed production problems during fiscal year 1997.

The Alumina Chemicals segment's loss from operations increased by $0.9 million for the quarter ended May 31, 1997 as compared to the corresponding quarter in the prior year. This increase is due to increased fixed spending of $1.4 million primarily due to increased repair and maintenance costs and increased labor costs related to lack of a ratified labor contract. In May 1997, the labor contract was approved by the International Union of Operating Engineers. Such increase was offset partially by decreased costs of $0.3 million as a result of the sale of the calcined and tabular production facilities to C-E.

Selling, general and administrative expenses at the Corporate level for the quarter ended May 31, 1997 increased $0.1 million to $1.3 million from $1.2 million for the quarter ended May 31, 1996. For the quarter ended May 31, 1997 and 1996, as a percentage of net sales, these Corporate expenses were 1.2% and 1.0%, respectively.

The Company continues its policy of entering into fixed price forward purchase contracts and option spread ("collar") arrangements in order to establish a fixed price or a range of prices for its natural gas purchases in order to manage its manufacturing costs.

INCOME FROM EQUITY INVESTMENTS. Income from equity investments for the quarter ended May 31, 1997 totaled $1.2 million compared to $1.1 million for the quarter ended May 31, 1996. Income from equity investments reflects equity income attributable to several joint ventures primarily the Hydrate Partnership and CRILAR.

OTHER INCOME (EXPENSE), NET. For the quarter ended May 31, 1997, other income (expense), net was ($39,000) compared to other income (expense), net of $71,000 for the quarter ended May 31, 1996. The decrease is primarily attributable to a decrease in interest income earned in the quarter ended May 31, 1997 as compared to the corresponding quarter in the prior year.

INTEREST EXPENSE. For the quarter ended May 31, 1997, interest expense was $3.9 million compared to interest expense of $4.0 million for the quarter ended May 31, 1996. The decrease was primarily due to prepayments on the USX Notes with lower rate borrowings under the Company's revolving credit facility.

PROVISION FOR INCOME TAXES. Provision for income taxes for the quarter ended May 31, 1997 was $2.0 million, a $0.5 million decrease from the quarter ended May 31, 1996. The decrease reflects the reduction in income before income taxes as compared to the corresponding quarter in the prior year. The Company's effective tax rate was 40.0% for the quarters ended May 31, 1997 and May 31, 1996.

NET INCOME. As a result of the factors described above, net income for the quarter ended May 31, 1997 was $3.0 million. Net income decreased $0.8 million from $3.8 million in the quarter ended May 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.9 million and $17.8 million for the quarter ended May 31, 1997 and 1996, respectively. The increase was primarily the result of more significant reductions in working capital of $4.3 million than the corresponding quarter in the prior year.

Cash used in investing activities was $8.3 million for the quarter ended May 31, 1997 compared to $2.7 million in the quarter ended May 31, 1996. The primary use of cash for the quarter ended May 31, 1997 was capital expenditures of $8.0 million. Major capital expenditures included $1.4 million for the Cherokee expansion, $1.3 million for the Gramercy powerhouse improvement projects, $0.4 million for health and safety upgrades in

Aluminas and $1.2 million for the Company's ongoing software implementation project. For the quarter ended May 31, 1996, capital expenditures of $6.5 million were partially offset by proceeds of $3.8 million from the sale of certain calcined and tabular alumina production equipment and assets to C-E along with other assets accounted for the majority of net cash used by investing activities. Major capital expenditures during the quarter ended May 31, 1996 included $1.8 million for the Cherokee expansion and storage and handling projects and $0.5 million for the Gramercy powerhouse projects. The Cherokee facility projects have been substantially completed and are expected to improve ammonium nitrate prill production, reduce emissions and increase capacity of the facility's nitric acid plants. The powerhouse project will increase the capacity and efficiency at the Gramercy chlor-alkali facility and is expected to be substantially completed during the current fiscal year. The Company intends to use cash flows from operations and its revolving credit facility as the source of funds for the projects mentioned above.

Net cash used by financing activities was $11.3 million and $12.9 million for the quarter ended May 31, 1997 and 1996, respectively. Cash used by financing activities of $11.3 million for the quarter ended May 31, 1997 included repayments, net, of $9.9 million of outstanding indebtedness under the Company's revolving credit facility, and repayments of $1.4 million of long-term debt which constituted the Company's final payment on the USX Notes. During the quarter ended May 31, 1997, the Company made its final payment on the USX Notes. Cash used by financing activities of $12.9 million for the quarter ended May 31, 1996 included the $7.5 million repurchase of common stock with put rights (see
Note 4 to the Financial Statements), repayments, net, of $4.8 million of outstanding indebtedness under the Company's revolving credit facility, repayments of $3.1 million of long-term debt, partially offset by the receipt of $2.6 million on the sale of redeemable common stock.

Management anticipates that the Company's existing capital resources and cash flow generated from future operations or additional borrowings will enable it to maintain its current operations, capital expenditures and debt service for the foreseeable future.


RECENTLY ISSUED ACCOUNTING STANDARD

Effective March 1, 1997, the Company adopted the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.


RECENT DEVELOPMENTS

The Company historically has expanded its business through the acquisition of other related businesses and investment in joint venture arrangements, and the Company continues to seek and evaluate acquisition and joint venture opportunities. Accordingly, on June 3, 1997, the Company announced its intention to purchase a 50% interest in a European chlorine/caustic soda business. The Company has reached a tentative understanding to enter into a joint venture with Rhone-Poulenc Chimie S.A. for the operation of chlorine, caustic soda and bleach manufacturing and distribution facilities in France. As currently structured, the joint venture agreement grants Rhone-Poulenc Chimie S.A. the right, but not the obligation, to sell its 50% interest in the joint venture to the Company. The two companies would each hold a 50% interest in a new joint venture company which would operate the chlorine and caustic soda portion of Rhone-Poulenc's Pont de Claix plant. The Company anticipates that the joint venture will commence during the second half of 1997, after the definitive agreements have been signed and after certain pre-closing conditions have been satisfied.

In order for the Company to fund its investment in the joint venture with Rhone-Poulenc Chimie S.A. and for other general corporate purposes, including capital expenditures and other working capital requirements, the Company plans to enter into a new senior secured credit facility. The Notes contain certain restrictive covenants principally relating to the incurrence of additional indebtedness, the amount and nature of joint venture investments, restricted payments and liens. The Company's ability to enter into the joint venture referred to above, as currently structured, is limited by certain terms of the indenture pursuant to which the Notes were issued. The Company is also subject to certain restrictions under the Notes on additional borrowing.

On June 23, 1997, the Company's Board of Directors approved the payment of a dividend of $0.50 per share to all shareholders of record as of June 15, 1997. The Board of Directors may or may not declare additional dividends in the future depending upon the financial condition of the Company and compliance with debt covenants.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously reported, in May 1997, the Company reached a plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to participating in an agreement in restraint of competition for the sale of ammonium nitrate in May 1992. On May 30, 1997, the plea agreement was approved by the United States District Court for the Western District of Pennsylvania. Under the terms of the plea agreement, in which the government did not contend that the Company implemented the price-fixing agreement, the Company was fined $1.5 million payable in five annual installments, plus interest from May 1997, with the final payment due May 30, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 23, 1997 at which time certain matters were submitted to such stockholders for a vote. Below is a brief description of each such matter as well as the number of shares represented at the meeting and entitled to vote and voting for, against or abstaining as to each matter.

1. The following directors were elected to continue to serve as directors of the Company:

                                                  FOR        AGAINST         ABSTAINED
                                                -------      -------         ---------
         W. Walter LaRoche, III                 439,434         0                0
         Victoria E. LaRoche                    439,434         0                0
         Grant O. Reed                          439,434         0                0
         Paul L. M. Beckwith, Ph.D.             439,434         0                0
         John R. Hall                           439,434         0                0
         Johnnie Lou LaRoche                    439,434         0                0
         Louanne C. LaRoche                     439,434         0                0
         C. L. Wagner, Jr.                      439,434         0                0
         George R. Wislar                       439,434         0                0
         Robert L. Yohe                         439,434         0                0

2. The stockholders approved a resolution to appoint Ernst & Young LLP as the Company's independent public accountants to examine the accounts and statements of the Company and its subsidiaries for the fiscal year 1998.

                                                  FOR        AGAINST         ABSTAINED
                                                -------      -------         ---------
                                                439,434         0                0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

   Exhibit No.                     Description of Exhibit

      2.1 Asset Purchase Agreement by and between LaRoche Industries Inc. and ETI Explosives Technologies International Inc. dated November 15, 1995. (10)

   Exhibit No.                     Description of Exhibit

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

      2.3 Amendment to Asset Purchase Agreement and Operating Agreement dated April 1, 1996. (11)

      4.1 Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National Association, as Trustee and the Company. (5)

      4.2         Form of Note (included in Exhibit 4.1). (5)

     10.1* Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed. (1), (7)

     10.2 Credit Agreement, dated as of August 17, 1994, among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the Lenders listed therein. (5)

     10.3 First Amendment to Credit Agreement dated as of May 17, 1995 and effective as of March 1, 1995 among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the lenders listed therein. (13)

     10.4 10% Secured Note from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. (4)

     10.5 12% Secured Noted from the Company to USX, dated as of April 30, 1990 and due May 1, 2000. (4)

     10.6 Letter Agreement dated as of July 17, 1995 extending the Credit Agreement dated as of August 17, 1994 among the Company, Bank South (formerly known as Bank South, N.A.), as Agent, and the lenders listed therein. (13)

     10.7 Letter Agreement dated as of December 16, 1996 amending the Credit Agreement dated as of August 17, 1994 among the Company, NationsBank N.A., South (successor to Bank South), as Agent, and the lenders listed therein. (12)

     10.8* Salary Continuation Agreement dated as of June 16, 1992 between LHI and C. Max Henderson. (1), (7)

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

   Exhibit No.                     Description of Exhibit

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

     10.21 Supply Agreement, dated as of April 1994, between AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request). (1)

     10.22* Management Stock Purchase Plan and forms of related agreements with executive officers. (4), (7)

     10.23 Joint Venture Agreement, dated as of July 26, 1994, between Cytec Ammonia, Inc. and LaRoche Fortier Inc. (3)

     10.24* LaRoche Industries Inc. 1995 Board of Directors Stock Purchase Plan and form of agreement. (8)

     10.25 Second Amendment to Credit Agreement and Waiver dated March 14, 1997 among the Company, NationsBank, N.A. (South), as Agent, and the lenders listed therein.

     10.26 Amended and Restated Hydrate Sales Agreement, dated as of May 27, 1997 and effective as of August 1, 1995, between Kaiser and the Hydrate Partnership.

     27           Financial Data Schedule (for SEC use only).

---------------
* Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 33-79532 filed July 19, 1994 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1994 and incorporated herein by reference.
(7) Management contract or other compensatory plan or arrangement and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Current Report on Form 8-K filed July 20, 1995 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Current Report on Form 8-K/A filed February 26, 1996 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Current Report on Form 8-K filed April 15, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LAROCHE INDUSTRIES INC.
                                             (Registrant)


         Date: July 11, 1997       By:  /s/ Grant O. Reed
               ----------------         ----------------------------------------
                                        Grant O. Reed
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)


         Date: July 11, 1997       By:  /s/ Harold W. Ingalls
               ----------------         ----------------------------------------
                                        Harold W. Ingalls
                                        Vice President, Chief Financial Officer
                                        (Principal Accounting Officer)