Form 10-Q
period 1997-08-31
LAROCHE INDUSTRIES INC
filed 1997-10-15
CIK 797556

===============================================================================

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER 33-79532

                                 -------------

                            LAROCHE INDUSTRIES INC.

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                          13-3341472
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                          1100 JOHNSON FERRY ROAD N.E.
                             ATLANTA, GEORGIA 30342
                    (Address of principal executive offices)

                                 (404) 851-0300
              (Registrant's telephone number, including area code)

                                ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                      ----  ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                         OUTSTANDING AS OF SEPTEMBER 30, 1997
           -----                         ------------------------------------
Common Stock, $.01 par value                         436,934 Shares

===============================================================================


                            LAROCHE INDUSTRIES INC.

                                     INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at August 31, 1997 and February 28, 1997                    1

               Condensed Consolidated Statements of Income for the three months and six months ended
                  August 31, 1997 and August 31, 1996                                                            3

               Condensed Consolidated Statements of Cash Flows for the six months ended
                  August 31, 1997 and August 31, 1996                                                            4

               Notes to Condensed Consolidated Financial Statements                                              5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                       13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                14

Item 5.        Other Information                                                                                14

Item 6.        Exhibits and Reports on Form 8-K                                                                 14

                         PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (NOTE 1)

                            LaRoche Industries Inc.

               Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                                       AUGUST 31,     FEBRUARY 28,
                                                                                          1997           1997
                                                                                     ------------     ------------
   ASSETS
   Current assets:
     Cash                                                                               $  3,211          $  1,165
     Receivables:
       Trade, net of allowances of $514 and $776 as of August 31, 1997
            and February 28, 1997, respectively                                           37,592            43,393
       Other                                                                               9,726            13,808
     Inventories (Note 3)                                                                 29,135            39,924
     Other current assets                                                                  4,764             2,513
                                                                                        --------          --------
   Total current assets                                                                   84,428           100,803
   Investments                                                                            17,336            17,886
   Property, plant and equipment, at cost                                                284,614           271,504
     Less accumulated depreciation                                                       (96,995)          (90,417)
                                                                                        --------          --------
   Net property, plant and equipment                                                     187,619           181,087
   Other assets                                                                           17,971            12,589
                                                                                        --------          --------
   Total assets                                                                         $307,354          $312,365
                                                                                        ========          ========

   See accompanying notes.

                            LaRoche Industries Inc.

               Condensed Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                  AUGUST 31,      FEBRUARY 28,
                                                                                     1997              1997
                                                                                  ----------      ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
         Revolving credit facility (Note 4)                                        $ 38,000          $ 37,605
         Accounts payable                                                            31,659            35,992
         Accrued compensation                                                         6,973             8,595
         Other accrued liabilities                                                    9,454             8,944
         Current portion of long-term debt (Note 4)                                   1,480             2,835
                                                                                   --------          --------
   Total current liabilities                                                         87,566            93,971

   Long-term debt (Note 4)                                                          102,961           104,441
   Deferred income taxes                                                             22,592            22,335
   Other noncurrent liabilities                                                      38,631            36,535

   Commitments and contingencies

   Redeemable common stock                                                            3,577             4,177

   Stockholders' equity:
       10% cumulative, voting preferred stock, $.01 par
            value, 200,000 shares authorized, no shares outstanding                       -                 -
      Common stock, $.01 par value, 1,200,000 shares
            authorized, 425,000 non-redeemable shares issued                              4                 4
      Capital in excess of par value                                                    630               630
      Retained earnings                                                              51,530            50,409
      Minimum pension liability                                                        (137)             (137)
                                                                                   --------          --------
   Total stockholders' equity                                                        52,027            50,906
                                                                                   --------          --------
                                                                                   $307,354          $312,365
                                                                                   ========          ========


   See accompanying notes.

                            LaRoche Industries Inc.

            Condensed Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       ----------------------------    ----------------------------
                                                                       AUGUST 31,        AUGUST 31,    AUGUST 31,       AUGUST 31,
                                                                         1997              1996          1997              1996
                                                                       ----------        ---------     ----------       ----------
   Net sales                                                             $83,675          $87,441      $194,338          $201,662

   Cost of sales                                                          69,749           77,016       160,261           168,433
                                                                         -------          -------      --------          --------
   Gross profit                                                           13,926           10,425        34,077            33,229

   Selling, general and administrative expenses                           13,431           14,761        25,913            28,388
                                                                         -------          -------      --------          --------
   Income (loss) from operations                                             495           (4,336)        8,164             4,841

   Interest and amortization of debt expense                              (3,803)          (3,566)       (7,736)           (7,585)
   Income from equity investments                                            856            1,160         2,104             2,228
   Other income (expense), net                                                88              (45)           49                27
                                                                         -------          -------      --------          --------
   Income (loss) before income taxes                                      (2,364)          (6,787)        2,581              (489)

   (Provision) benefit for income taxes                                      945            2,782        (1,033)              258
                                                                         -------          -------      --------          --------
   Net income (loss)                                                     $(1,419)         $(4,005)     $  1,548          $   (231)
                                                                         =======          =======      ========          ========


   See accompanying notes.

                             LaRoche Industries Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                             SIX MONTHS ENDED
                                                                       ------------------------------
                                                                         AUGUST 31,        AUGUST 31,
                                                                            1997              1996
                                                                       ------------        ----------
   OPERATING ACTIVITIES
   Net income (loss)                                                       $ 1,548           $  (231)
   Depreciation and amortization                                            11,644            10,511
   Net change in operating assets and liabilities                            8,580            13,098
   Equity income, net of distributions                                         521                64
   Deferred income taxes                                                       257                 -
   Loss (gain) on disposition of assets and other                            1,614              (504)
                                                                           -------           -------
   Net cash provided by operating activities                                24,164            22,938

   INVESTING ACTIVITIES
   Capital expenditures                                                    (16,206)          (12,686)
   Investments in joint ventures                                              (603)             (339)
   Plant turnarounds                                                        (1,830)           (2,594)
   Proceeds from sale of assets                                                  -             4,054
                                                                           -------           -------
   Net cash used by investing activities                                   (18,639)          (11,565)

   FINANCING ACTIVITIES
   Net borrowings (repayments) under revolving credit facility                 395            (1,520)
   Sale of redeemable common stock                                             150             2,936
   Purchase of redeemable common stock                                        (750)           (7,516)
   Repayments of long-term debt                                             (2,835)           (4,760)
   Dividends paid                                                             (439)             (462)
                                                                           -------           -------
   Net cash used by financing activities                                    (3,479)          (11,322)

                                                                           -------           -------
   Net increase in cash                                                      2,046                51
   Cash at beginning of period                                               1,165             3,265
                                                                           -------           -------
   Cash at end of period                                                   $ 3,211           $ 3,316
                                                                           =======           =======


   See accompanying notes.

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                AUGUST 31, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and six months ended August 31, 1997 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

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

2.   NEW ACCOUNTING STANDARDS

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 effective March 1, 1997. The adoption of SOP 96-1 did not have a material effect on the Company's operating results or financial condition.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999. Currently, the Company is evaluating this standard and is uncertain as to the impact it will have on the Company's consolidated financial statements.

                            LAROCHE INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


3.   INVENTORIES

     Components of inventory are as follows (in thousands):

                                                                AUGUST 31,         FEBRUARY 28,
                                                                   1997               1997
                                                                ----------         ------------
                        Finished goods and in-progress...        $17,604             $21,019
                        Inventory purchased for resale...          3,448              11,931
                        Raw materials....................            987                 637
                        Supplies and catalysts...........          7,928               7,483
                                                                 -------             -------
                                                                  29,967              41,070
                        Less LIFO reserve................           (832)             (1,146)
                                                                 -------             -------
                                                                 $29,135             $39,924
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

4.   BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):

                                                                       AUGUST 31,          FEBRUARY 28,
                                                                          1997                  1997
                                                                       ----------          ------------
                    Revolving credit facilities.................        $ 38,000             $ 37,605
                                                                       =========             ========
                    Term debt:
                        13% senior subordinated notes...........        $100,000             $100,000
                        Other notes payable.....................           4,441                7,276
                                                                       ---------             --------
                             Total..............................         104,441              107,276
                    Less current portion........................          (1,480)              (2,835)
                                                                       ---------             --------
                    Long term debt..............................        $102,961             $104,441
                                                                       =========             ========

     The Company's $100.0 million 13% senior subordinated notes (the "Existing Notes") are unsecured obligations of the Company. The indenture governing the Existing Notes contains limitations on stock redemptions, dividends, borrowings and investments, and it restricts the Company from entering into certain transactions, all as defined therein. In September 1997, the Company completed a tender offer and repurchased $99.1 million of its Existing Notes. The Company repurchased the Existing Notes out of the proceeds of the issuance of $175.0 million principal amount of 9 1/2% senior subordinated notes (the "Notes") due 2007 issued on September 23, 1997. A portion of the remaining proceeds of the Notes were used to repay a portion of the outstanding borrowings under the Credit Facility (as defined) and to pay fees and expenses in connection with the Notes and the tender offer and consent solicitation. In connection with issuing the Notes and redeeming the Existing Notes, the Company paid a call

                           LAROCHE INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (continued)


premium and other costs of $17,331,000 and expensed unamortized issuance costs associated with the Existing Notes of $2,700,000. The total loss recognized as a result of this early extinguishment of debt amounted to $12,019,000 (net of income tax benefit of $8,012,000) and will be reflected in the Company's consolidated statement of income as an extraordinary charge.

     On August 26, 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which provides for a $100.0 million revolving credit facility ("Revolving Credit Facility") and $60.0 million term loan ("Term Loan") (the commitments under the Term Loan were subsequently reduced to $35.0 million upon issuance of the Notes in September
1997). Interest is based on either the prime rate or LIBOR, plus up to 2.00%. At August 31, 1997, $38,000,000 was outstanding under the Credit Facility. The weighted average borrowing rate was 7.96% at August 31, 1997. Under terms of the agreement, the Company pays commitment fees, on a quarterly basis ranging from 0.25% to 0.50% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the agreement. The Company has since sought from the lenders under the Credit Facility an increase in the committed amount of the Revolving Credit Facility to $125.0 million. The Credit Facility replaced and was drawn upon to pay the entire balance of the Company's previously existing $40.0 million revolving credit facility that was secured by accounts receivable and inventory. At February 28, 1997, $37,605,000 was outstanding under the previously existing $40.0 million credit facility and the weighted average borrowing rate was 7.63% at February 28, 1997.

5.   ENVIRONMENTAL AND LEGAL MATTERS

     The Company is subject to numerous federal, state and local environmental laws and regulations and is currently involved in the assessment, removal and/or mitigation of chemical substances at various sites.

     The Company is named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company-owned facility. The pipeline later ruptured, resulting in the release of gasoline into the Blind River and surrounding area near Gramercy. In addition, the Company has been named in a class-action petition and in one other individual suit filed on behalf of persons allegedly harmed by the rupture of the pipeline. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. Accordingly, the Company has not recorded any losses related to such claims.

     In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts asserted in these matters are material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management (based on advice of the Company's corporate and other legal counsel) such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)

6.   SEASONALITY

     A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, the fall planting seasons.

7.   RECENT DEVELOPMENTS

     In August 1997, the Company entered into a stock purchase agreement with Rhone-Poulenc Chimie S.A., pursuant to which the Company, through a subsidiary, agreed to purchase a 50% stock interest in ChlorAlp S.A.S. ("ChlorAlp") for approximately $34.0 million. ChlorAlp will be a joint venture that owns and operates a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. In connection with such transactions, the Company also has entered into a shareholders' agreement and a put and call agreement providing for certain rights of each party to require the other to buy or sell its respective interest in ChlorAlp under certain circumstances. Certain other agreements relating the facility's power supply and other operating agreements are expected to be executed at the closing of the stock purchase agreement. The Company expects to close such transactions within the third quarter of fiscal year 1998, and intends to fund the stock purchase with funds drawn from the Term Loan.

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

SIGNIFICANT DEVELOPMENTS

     In connection with the anticipated joint venture with Rhone-Poulenc Chimie S.A, on September 23, 1997, the Company repurchased its $100.0 million 13% senior subordinated notes due in 2004 with the proceeds of the issuance of $175.0 million principal amount of 9 1/2% senior subordinated notes due in 2007. (See Notes 4 and 7 of the Notes to Condensed Consolidated Financial Statements.)

SEGMENT INFORMATION

     The following table presents business segment information for the three months and six months ended August 31, 1997 and 1996, respectively:

                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                        -----------------------------------------------    --------------------------------------------
                           AUGUST 31, 1997           AUGUST 31, 1996         AUGUST 31, 1997          AUGUST 31, 1996
                        ----------------------    ---------------------    ---------------------  ---------------------
                                     PERCENT                   PERCENT                  PERCENT                 PERCENT
                         AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT     OF TOTAL   AMOUNT      OF TOTAL
                        --------    ----------    --------    ---------    ---------   ---------  ---------    --------
                                                           (dollars in thousands)
  NET SALES:
  Nitrogen products     $ 51,635        61.7%    $ 51,865       59.3%      $ 131,727      67.8%   $ 127,705       63.3%
  Electrochemical
     products             22,446        26.8       25,024       28.6          44,014      22.6       51,445       25.5
  Alumina chemicals        9,564        11.5       10,552       12.1          18,597       9.6       22,512       11.2
                        --------       -----     --------      -----       ---------     -----    ---------      -----
     Total              $ 83,675       100.0%    $ 87,441      100.0%      $ 194,338     100.0%   $ 201,662      100.0%
                        ========       =====     ========      =====       =========     =====    =========      =====
  INCOME (LOSS) FROM OPERATIONS:
  Nitrogen products     $  1,007       203.4%    $ (4,185)     (96.5)%     $   9,407     115.2%   $   3,376       69.7%
  Electrochemical
     products                567       114.5          862       19.9           2,238      27.4        3,805       78.7
  Alumina chemicals          620       125.3          642       14.8            (468)     (5.7)         481        9.9
  Corporate               (1,699)     (343.2)      (1,655)     (38.2)         (3,013)    (36.9)      (2,821)     (58.3)
                        --------       -----     --------      -----       ---------     -----    ---------      -----
     Total              $    495       100.0%    $ (4,336)    (100.0)%     $   8,164     100.0%   $   4,841      100.0%
                        ========       =====     ========      =====       =========     =====    =========      =====

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

     Net Sales. Net sales for the quarter ended August 31, 1997 decreased $3.8 million (4.3%) to $83.7 million from $87.4 million for the quarter ended August 31, 1996. The Nitrogen Products segment's net sales for the quarter ended August 31, 1997 decreased $0.2 million (0.4%) compared to the corresponding quarter in the preceding year. The decrease in net sales was primarily due to decreased sales volume at the Crystal City facility of $1.9 million and decreased sales volume from the Company's warehousing facilities of $1.3 million both of which resulted primarily from an earlier planting season as compared to the prior year. Such decreases were partially offset by (i) increased sales of $2.2 million experienced in blasting grade ammonium nitrate due to higher prices as a result of stronger demand from certain coal mining markets and (ii) increased sales volume in our industrial ammonia distribution facilities of $0.6 million.

     The Electrochemical Products segment's net sales for the quarter ended August 31, 1997 decreased $2.6 million (10.3%) compared to the corresponding quarter in the preceding year. The decrease reflects reductions of caustic soda and chlorine net sales of $2.8 million and an increase in fluorocarbon net sales of $0.2 million. Caustic soda and chlorine net sales decreased $2.8 million primarily as a result of a decrease in ECU prices.

     The Alumina Chemicals segment's net sales for the quarter ended August 31, 1997 decreased $1.0 million (9.4%) compared to the corresponding quarter in the preceding year. The decline during the quarter was due to reduced net sales of calcined and tabular alumina products of $0.9 million as a result of the sale of those production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996. In addition, during the quarter, the Company experienced decreased net sales of $0.6 million in its active alumina products due to decreased sales. Such decrease was offset by an increase in net sales of $0.6 million in active alumina products and Versal(R) due to increased sales prices.

     Income (Loss) from Operations. Income (loss) from operations for the quarter ended August 31, 1997 increased $4.8 million (111.4%) to $0.5 million from ($4.3 million) for the quarter ended August 31, 1996.

     The Nitrogen Products segment's income from operations increased by $5.2 million (124.1%) for the quarter ended August 31, 1997 as compared to the corresponding quarter in the prior year. This increase was primarily due to increased sales prices of $4.6 million in blasting grade ammonium nitrate and ammonia, decreased labor, environmental remediation and other costs of $2.3 million and decreased natural gas costs of $0.5 million. Such increases were partially offset by a loss on disposals of certain assets of $1.6 million and decreased sales volume of $1.1 million on ammonia.

     The Electrochemical Products segment's income from operations decreased by $0.3 million (34.2%) for the quarter ended August 31, 1997 as compared to the in the prior year. This decline was a result of decreased income from operations in chlorine and caustic soda of $1.5 million offset by increased income from operations in fluorocarbons of $1.2 million. The decrease in chlorine and caustic soda income from operations was primarily the result of the decline in ECU prices of $2.7 million and decreased income from operations on chlorine and caustic soda of $0.8 million primarily due to decreased energy yields. The offsetting increase in income from operations in chlorine and caustic soda of $2.0 million resulted primarily from decreased maintenance and other costs as compared to the corresponding quarter in the prior year when production problems adversely impacted sales volume and profitability and decreased energy costs of $0.5 million. The increase in income from operations in fluorocarbons was also attributable to decreased maintenance and other costs incurred in the current quarter as compared the corresponding quarter in the prior year.

     The Alumina Chemicals segment's income from operations decreased by $22,000 (3.4%) for the quarter ended August 31, 1997 as compared to the corresponding quarter in the prior year.

     Corporate Expenses. Corporate expenses for the quarter ended August 31, 1997 increased $44,000 (2.7%) for the quarter ended August 31, 1996. For the quarters ended August 31, 1997 and 1996, as a percentage of net sales, these corporate expenses were 2.0% and 1.9%, respectively.

     Income From Equity Investments. Income from equity investments for the quarter ended August 31, 1997 totaled $0.9 million compared to $1.2 million for the quarter ended August 31, 1996. Income from equity investments reflects equity income attributable to several joint ventures. The decrease in equity income was primarily due to a decline in income earned from the Kaiser LaRoche Hydrate Partnership as a result of increased costs incurred by the partnership.

     Other Income (Loss), Net. For the quarter ended August 31, 1997, other income (loss), net was $88,000 compared to other income (loss), net of ($44,000) for the quarter ended August 31, 1996.

     Interest and Amortization of Debt Expense. For the quarter ended August 31, 1997, interest and amortization of debt expense was $3.8 million compared to interest and amortization of debt expense of $3.6 million for the quarter ended August 31, 1996. The increase was due primarily to increased borrowings under the Company's revolving credit facility.

     (Provision) Benefit for Income Taxes. (Provision) benefit for income taxes for the quarter ended August 31, 1997 was ($0.9 million), a $1.8 million decrease from the quarter ended August 31, 1996. The decrease reflects the increase in income before income taxes as compared to the corresponding quarter in the prior year. The Company's effective tax rate was 40.0% and 41.0% for the quarters ended August 31, 1997 and August 31, 1996, respectively.

     Net Loss. As a result of the factors described above, net loss for the quarter ended August 31, 1997 was ($1.4 million) as compared to ($4.0 million) in the quarter ended August 31, 1996.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

     Net Sales. Net sales for the six months ended August 31, 1997 decreased $7.3 million (3.6%) to $194.3 million from $201.7 million for the six months ended August 31, 1996.

     The Nitrogen Products segment's net sales for the six months ended August 31, 1997 increased $4.0 million (3.1%) compared to the corresponding six months in the preceding year. The increase in net sales was primarily due to (i) increased volumes and selling prices (other than at the Crystal City facility, see below) which resulted in an increase in net sales of $6.4 million in blasting grade due to stronger demand from certain coal mining markets, (ii) increased sales volume of $5.6 million from the Company's warehousing facilities which resulted from better regional weather and planting conditions in the current year and (iii) increased sales volume of ammonia of $1.6 million. Such increases were partially offset by decreased net sales of $4.5 million primarily as a result of decreased ammonia prices experienced during fiscal year 1998. In addition, the Nitrogen Products segment experienced decreased sales volume at the Crystal City facility of $2.8 million due to the idling of the blasting grade ammonium nitrate plant at the facility in the spring of 1996 and decreased sales volume at the Cherokee facility of $1.6 million due to a delay in start up of the Phase II expansion. The project was completed in February 1997 and is expected to increase the ammonium nitrate production capacity of the facility.

     The Electrochemical Products segment's net sales for the six months ended August 31, 1997 decreased $7.4 million (14.4%) compared to the corresponding six months in the preceding year. The decrease reflects reductions of caustic soda and chlorine net sales of $5.3 million and fluorocarbon net sales of $2.1 million. Caustic soda and chlorine net sales decreased primarily as a result of a decrease in ECU prices which resulted in a decrease in net sales of $6.5 million. The impact of the decrease in ECU prices was partially offset by increased sales volumes in caustic and chlorine products of $1.2 million due to increased market demand and the correction of production problems experienced in the prior year. The fluorocarbon net sales decrease was due primarily to decreased net sales of CFCs R-11 and R-12 of $4.3 million resulting from the federally-mandated withdrawal from production of certain fluorocarbon products as of January 1, 1996. This impact of the decrease was partially offset by increased sales volume in R-141b of $1.6 million and increased sales volume at LaRoche Air Systems Inc. of $0.6 million.

     The Alumina Chemicals segment's net sales for the six months ended August 31, 1997 decreased $3.9 million (17.4%) compared to the corresponding six months in the preceding year. The decline during the six months was due to reduced net sales of calcined and tabular alumina products of $2.5 million as a result of the sale of those production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 and decreased net sales of $2.1 million of active aluminas due to decreased sales volume.

     Income from Operations. Income from operations for the six months ended August 31, 1997 increased $3.3 million (68.6%) to $8.2 million from $4.8 million for the six months ended August 31, 1996.

     The Nitrogen Products segment's income from operations increased by $6.0 million (178.6%) for the six months ended August 31, 1997 as compared to the corresponding six months in the prior year. This increase was partially due to decreased labor, environmental remediation and other costs of $3.6 million and decreased natural gas costs of $2.0 million. In addition, the Nitrogen Products segment experienced increased income from operations of $1.3 million as compared to the prior year in blasting grade ammonium nitrate and ammonia sold at its distribution facilities. Such increases were primarily as a result of increased demand from certain coal mining markets and better regional weather and planting conditions (as discussed above). The Nitrogen Products segment's income from operations for the six months ended August 31, 1997 also includes approximately $900,000 as a result of an insurance recovery related to previously disclosed production problems during fiscal year 1997 and a loss on the disposal of certain assets of $1.6 million.

     The Electrochemical Products segment's income from operations decreased by $1.6 million (41.2%) for the six months ended August 31, 1997 as compared to the corresponding six months in the prior year. This decline was a result of decreased income from operations in chlorine and caustic soda of $1.8 million offset by increased income from operations in fluorocarbons of $0.2 million. Income from operations in chlorine and caustic soda includes a decrease of $4.8 million as compared to the prior year which resulted from a decline in ECU prices that was partially offset by decreased energy cost in the production of caustic and chlorine products and increased market demand. The offsetting increase in income from operations in chlorine and caustic soda of $3.0 million resulted primarily from decreased maintenance and other costs (as discussed above). In addition, income from operations in fluorocarbons includes decreased net sales of CFCs R-11 and R-12 of $2.4 million. The offsetting increase in income from operation in fluorocarbons of $2.6 million was also attributable to decreased maintenance and other costs incurred as compared to the prior year.

     The Alumina Chemicals segment's loss from operations increased by $0.9 million (197.3%) for the six months ended August 31, 1997 as compared to the corresponding six months in the prior year. This increase is due to increased repair and maintenance and other costs of $1.9 million. Such increase was offset partially by the sale of the calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996 which resulted in a decreased loss of approximately $0.6 million in income from operations.

     Corporate Expenses. Corporate expenses for the six months ended August 31, 1997 increased $0.2 million (6.8%) to $3.0 million from $2.8 million for the six months ended August 31, 1996. For the six months ended August 31, 1997 and 1996, as a percentage of net sales, these corporate expenses were 1.6% and 1.4%, respectively.

     Income From Equity Investments. Income from equity investments for the six months ended August 31, 1997 totaled $2.1 million compared to $2.2 million for the six months ended August 31, 1996. Income from equity investments reflects equity income attributable to several joint ventures.

     Other Income, Net. For the six months ended August 31, 1997, other income, net was $49,000 compared to other income, net of $27,000 for the six months ended August 31, 1996.

     Interest and Amortization of Debt Expense. For the six months ended August 31, 1997, interest and amortization of debt expense was $7.7 million compared to interest and amortization of debt expense of $7.6 million for the six months ended August 31, 1996. The increase was due primarily to increased borrowings under the Company's revolving credit facility.

     (Provision) Benefit for Income Taxes. (Provision) benefit for income taxes for the six months ended August 31, 1997 was $1.0 million, a $1.3 million increase from the six months ended August 31, 1996. The increase reflects the increase in income before income taxes as compared to the corresponding six months in the prior year. The Company's effective tax rate was 40.0% and 52.8% for the six months ended August 31, 1997 and August 31, 1996, respectively.

     Net Income (loss). As a result of the factors described above, net income
(loss) for the six months ended August 31, 1997 was $1.5 million. Net income
(loss) increased $1.8 million from ($0.2 million) in the six months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash provided by operating activities was $24.2 million and $22.9 million for the six months ended August 31, 1997 and 1996, respectively. The increase was primarily the result of increased net income before depreciation and amortization and other non-cash charges offset partially by less significant reductions in working capital than in the corresponding six months in the prior year.

     Investing and Financing Activities. Net cash used in investing activities was $18.6 million for the six months ended August 31, 1997 compared to $11.6 million in the six months ended August 31, 1996. The primary use of cash for the six months ended August 31, 1997 was capital expenditures of $16.2 million. Major capital expenditures included $1.8 million for the Phase II Cherokee expansion which was completed in February 1997 (as discussed above), $2.5 million for projects to improve the electrical systems at the Gramercy powerhouse and $3.3 million for the Company's ongoing software implementation project and other capital projects of $5.2 million. For the six months ended August 31, 1996, capital expenditures of $12.7 million and plant turnarounds of $2.6 million, partially offset by proceeds of $4.1 million from the sale to C-E of certain calcined and tabular alumina production equipment and other assets, accounted for the majority of net cash used by investing activities. Major capital expenditures during the six months ended August 31, 1996 included $3.6 million for the Cherokee facility expansion projects and $0.8 million for the Gramercy powerhouse improvement projects. Phases I and II of the Cherokee facility projects have been completed and are expected to improve ammonium nitrate prill production and reduce emissions. The powerhouse projects are expected to increase the reliability and efficiency of the powerhouse operations at the Gramercy chlorine and caustic soda facility and are expected to be substantially completed during fiscal year 1998. The Company intends to use cash flows from operations, proceeds from the Notes and borrowings under the Credit Facility as the source of funds for the projects mentioned above.

     Net cash used by financing activities was $3.5 million and $11.3 million for the six months ended August 31, 1997 and 1996, respectively. Cash used by financing activities of $3.5 million for the six months ended August 31, 1997 included repayments of $2.8 million of long-term debt. During the six months ended August 31, 1997, the Company made its final payment on the USX Notes. Cash used by financing activities of $11.3 million for the six months ended August 31, 1996 included the $7.5 million repurchase of common stock with put rights, net repayments of $1.5 million of outstanding indebtedness under the Company's revolving credit facility, repayments of $4.8 million of long-term debt, partially offset by the receipt of $2.9 million on the sale of redeemable common stock.

     Dividend payments of an aggregate of $439,000 were paid during the six months ended August 31, 1997. On October 10, 1997, the Company's Board approved dividend payments of $328,000 to all shareholders of record as of September 30, 1997. The Board may or may not declare additional dividends in the future depending upon the financial condition of the Company and restrictions pursuant to the Company's debt instruments.

     Management anticipates that the Company's existing capital resources and cash flow generated from future operations, drawings under the Credit Facility and proceeds from the Notes will enable it to maintain its planned operations, capital expenditures, acquisitions and debt service for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999. Currently, the Company is evaluating this standard and is uncertain as to the impact it will have on the Company's consolidated financial statements.

SEASONALITY

     Demand for the Company's fertilizer products is seasonal. Such seasonality of demand requires the Company to build its inventory in anticipation of periods of peak demand and may adversely affect the Company's cash flow. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on United States agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the United States government's agricultural policy. Due to fertilizer seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in periods of reduced production at such facilities. Due to the timing of these activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, in June 1996, Marathon Pipe Line Company and Marathon Oil Company (collectively, "Marathon") filed a compliant against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy, Louisiana. The Company has recently received claims statements from the plaintiffs in this action totaling approximately $8.5 million. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them.

ITEM 5.  OTHER INFORMATION

     In August 1997, the Company entered into a stock purchase agreement with Rhone-Poulenc Chimie S.A., pursuant to which the Company, through a subsidiary, agreed to purchase a 50% stock interest in ChlorAlp S.A.S. ("ChlorAlp") for approximately $34.0 million. ChlorAlp will be a joint venture that owns and operates a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. In connection with such transactions, the Company also has entered into a shareholders' agreement and a put and call agreement providing for certain rights of each party to require the other to buy or sell its respective interest in ChlorAlp under certain circumstances. Certain other agreements relating the facility's power supply and other operating agreements are expected to be executed at the closing of the stock purchase agreement. The Company expects to close such transactions within the third quarter of fiscal year 1998, and intends to fund the stock purchase with funds drawn from the Term Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

   Exhibit No.                          Description of Exhibit
   -----------      ------------------------------------------------------------
      2.1           Asset Purchase Agreement by and between LaRoche Industries
                    Inc. and ETI Explosives Technologies International Inc.
                    dated November 15, 1995. (6)

      4.1 Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National Association, as Trustee, and the Company. (4)

      4.2           Form of Note (included in Exhibit 4.1). (4)

     10.1* Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed. (1)

     10.2           Credit Agreement, dated as of August 17, 1994, among the
                    Company, Bank South, N.A. (now known as NationsBank, N.A.
                    South), as Agent, and the Lenders listed therein. (4)

     10.3           First Amendment to Credit Agreement dated as of May 17,
                    1995 and effective as of March 1, 1995 among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as
                    Agent, and the lenders listed therein. (8)

     10.4           Letter Agreement dated as of July 17, 1995 extending the
                    Credit Agreement dated as of August 17, 1994 among the Company, Bank South (formerly known as Bank South,
                    N.A.), as Agent, and the lenders listed therein. (8)

       Exhibit No.                  Description of Exhibit
     ---------------------------------------------------------------------------
          10.5      Letter Agreement dated as of December 16, 1996 amending the
                    Credit Agreement dated as of August 17, 1994 among the
                    Company, NationsBank N.A., South (successor to Bank South), as Agent, and the lenders listed therein. (7)

          10.6      Second Amendment to Credit Agreement and Waiver dated March
                    14, 1997 among the Company, NationsBank, N.A. (South), as
                    Agent, and the lenders listed therein. (9)

          10.7      Credit Agreement, dated as of August 26, 1997, among the
                    Company, the Lenders party hereto and the Chase Manhattan
                    Bank, as Administrative Agent.

          10.8* Salary Continuation Agreement, dated as of July 1988, as amended with the approval of his widow on January 27, 1992 and June 2, 1992, between the Company and William W.
                    LaRoche, Jr. (1)

          10.9* Consulting Agreement, dated as of June 30, 1997, between the Company and Johnnie Lou LaRoche.

          10.10*    LaRoche Chemicals Inc. 1989 Key Management Stock
                    Appreciation Bonus Plan. (1)

          10.11*    LaRoche Holdings Inc. Supplemental Employee Retirement
                    Plan. (1)

          10.12*    LaRoche Executive Management Health Program. (1)

          10.13* Management Stock Purchase Plan and forms of related agreements with executive officers. (3)

          10.14*    LaRoche Industries Inc. 1995 Board of Directors Stock
                    Purchase Plan and form of agreement. (5)

          10.15 Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and LCI. (1)

          10.16     Amended and Restated Hydrate Sales Agreement, dated as of
                    May 27, 1997 and effective as of August 1, 1995, between
                    Kaiser and the Hydrate Partnership. (9)

          10.17 Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and LCI, as amended January 8, 1994. (1)

          10.18 Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI. (1)

          10.19     Specialty Aluminas Sales Agreement, dated as of July 26,
                    1988, between Kaiser and LCI. (1)

          10.20 Amendment No. 1 to Specialty Aluminas Sales Agreement, dated as of February 1, 1993, between Kaiser and LCI. (1)

          10.21     Salt Agreement, dated as of May 3, 1957, between Texaco and
                    Kaiser, as amended May 15, 1968. (1)

          10.22     Supply Agreement, dated as of April 1994, between
                    AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request). (1)

       Exhibit No.                  Description of Exhibit
-------------------------------------------------------------------------------
          10.23     Joint Venture Agreement, dated as of July 26, 1994, between
                    Cytec Ammonia, Inc. and LaRoche Fortier Inc. (2)

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

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Current Report on Form 8-K/A filed February 26, 1996 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1997 and incorporated herein by reference.

(B)       REPORTS ON FORM 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LAROCHE INDUSTRIES INC.
                                     (Registrant)

Date:  October 15, 1997      By:     /s/ Grant O. Reed
     ------------------             -------------------------------------------
                                    Grant O. Reed
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

Date:  October 15, 1997      By:    /s/ Harold W. Ingalls
     ------------------             -------------------------------------------
                                    Harold W. Ingalls
                                    Vice President, Chief Financial Officer
                                    (Principal Accounting Officer)