Form 10-Q
period 1997-11-30
LAROCHE INDUSTRIES INC
filed 1998-01-14
CIK 797556

=========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-Q
                             FOR QUARTERLY REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM __________  TO  __________.

                        COMMISSION FILE NUMBER 33-79532

                                 _____________


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

                                _______________

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
                                                              ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


            CLASS                  OUTSTANDING AS OF DECEMBER 31, 1997
            -----                  -----------------------------------
Common Stock, $.01 par value                  437,019 Shares

=========================================================================

                            LAROCHE INDUSTRIES INC.


                                     INDEX



                                                                                                PAGE NO.
                                                                                                --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at November 30, 1997 and February 28, 1997         1

          Condensed Consolidated Statements of Income for the three months and nine
            months ended November 30, 1997 and November 30, 1996                                   3

          Condensed Consolidated Statements of Cash Flows for the nine months ended
            November 30, 1997 and November 30, 1996                                                4

          Notes to Condensed Consolidated Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of              10
            Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       17

Item 2.   Changes in Securities                                                                   17

Item 4.   Submission of Matters to a Vote of Security Holders                                     17

Item 5.   Other Information                                                                       17

Item 6.   Exhibits and Reports on Form 8-K                                                        18

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (NOTE 1)

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                             NOVEMBER 30,     FEBRUARY 28,
                                                                                1997              1997
                                                                             -----------      ------------
ASSETS
Current assets:
  Cash                                                                       $   2,826         $   1,165
  Receivables:
    Trade, net of allowances of $478 and $776 as of November 30, 1997
         and February 28, 1997, respectively                                    46,839            43,393
    Other                                                                       15,616            13,808
  Inventories (Note 4)                                                          32,622            39,924
  Other current assets                                                           3,223             2,513
                                                                             ---------         ---------
Total current assets                                                           101,126           100,803
Investments and advances to affliates                                           54,906            17,886
Property, plant and equipment, at cost                                         291,314           271,504
  Less accumulated depreciation                                               (101,006)          (90,417)
                                                                             ---------         ---------
Net property, plant and equipment                                              190,308           181,087
Other assets                                                                    18,408            12,589
                                                                             ---------         ---------
Total assets                                                                 $ 364,748         $ 312,365
                                                                             =========         =========


See accompanying notes.

                        LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                       NOVEMBER 30,     FEBRUARY 28,
                                                                          1997              1997
                                                                       ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility (Note 5)                                $    --           $  37,605
      Accounts payable                                                     30,138            35,992
      Accrued compensation                                                  7,234             8,595
      Other accrued liabilities                                             6,726             8,944
      Current portion of long-term debt (Note 5)                            4,396             2,835
                                                                        ---------         ---------
Total current liabilities                                                  48,494            93,971

Long-term debt (Note 5)                                                   210,189           104,441
Deferred income taxes                                                      22,717            22,335
Other noncurrent liabilities                                               40,779            36,535

Commitments and contingencies

Redeemable common stock                                                     3,603             4,177

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding             --                --
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued                       4                 4
   Capital in excess of par value                                             630               630
   Retained earnings                                                       38,469            50,409
   Minimum pension liability                                                 (137)             (137)
                                                                        ---------         ---------
Total stockholders' equity                                                 38,966            50,906
                                                                        ---------         ---------
                                                                        $ 364,748         $ 312,365
                                                                        =========         =========


See accompanying notes.

                             LaRoche Industries Inc.

             Condensed Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)




                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -----------------------------       -----------------------------
                                         NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,      NOVEMBER 30,
                                            1997             1996               1997              1996
                                         ------------     ------------       ------------      -----------
Net sales                                  $ 85,383         $ 89,796         $ 279,721         $ 291,458

Cost of sales                                69,781           69,091           230,042           237,524
                                           --------         --------         ---------         ---------
Gross profit                                 15,602           20,705            49,679            53,934

Selling, general and administrative
     expenses                                10,825           13,428            36,738            41,816
                                           --------         --------         ---------         ---------
Income from operations                        4,777            7,277            12,941            12,118

Interest and amortization of debt
     expense                                 (4,489)          (3,659)          (12,225)          (11,244)
Income from equity investments                  112            1,408             2,216             3,636
Other income (expense), net                  (1,572)              (8)           (1,523)               19
                                           --------         --------         ---------         ---------
Income (loss) before income taxes            (1,172)           5,018             1,409             4,529

Benefit (provision) for income
     taxes                                      469           (2,057)             (564)           (1,799)
                                           --------         --------         ---------         ---------
Income (loss) before extraordinary
     charges                                   (703)           2,961               845             2,730

Extraordinary charges from debt
     refinancing                            (12,018)            --             (12,018)             --
                                           --------         --------         ---------         ---------
Net income (loss)                          ($12,721)        $  2,961         ($ 11,173)        $   2,730
                                           ========         ========         =========         =========


See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)





                                                                  NINE MONTHS ENDED
                                                           -------------------------------
                                                           NOVEMBER 30,       NOVEMBER 30,
                                                              1997                1996
                                                           ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                           ($ 11,173)        $    952
Depreciation and amortization                                  17,184           14,785
Net change in operating assets and liabilities                  4,156           15,831
Extraordinary charge                                           12,018             --
Equity income, net of distributions                               596             (381)
Deferred income taxes                                             382             --
Loss (gain) on disposition of assets and other                  1,679             (491)
                                                            ---------         --------
Net cash provided by operating activities                      24,842           30,696

INVESTING ACTIVITIES
Capital expenditures                                          (23,227)         (17,258)
Investments and advances in joint ventures                    (37,097)            (194)
Plant turnarounds                                              (2,247)          (3,816)
Proceeds from sale of assets                                     --              4,054
                                                            ---------         --------
Net cash used by investing activities                         (62,571)         (17,214)

FINANCING ACTIVITIES
Net repayments under revolving credit facility                (37,605)          (4,755)
Sale of redeemable common stock                                   176            2,986
Purchase of redeemable common stock                              (750)          (7,516)
Additions to long-term debt                                   209,215             --
Repayments of long-term debt                                 (101,919)          (4,985)
Premium payments on the early extinguishment of debt          (17,331)            --
Costs of refinancing                                          (11,629)            --
Dividends paid                                                   (767)            (690)
                                                            ---------         --------
Net cash provided (used) by financing activities               39,390          (14,960)

                                                            ---------         --------
Net increase (decrease) in cash                                 1,661           (1,478)
Cash at beginning of period                                     1,165            3,265
                                                            ---------         --------
Cash at end of period                                       $   2,826         $  1,787
                                                            =========         ========


   See accompanying notes.

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               NOVEMBER 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and nine months ended November 30, 1997 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

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

ACCOUNTING POLICIES

     Derivatives. The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investment in its subsidiary in France. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's equity investment are accounted for as an offset to the translation adjustment.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will be required to adopt SFAS No. 131 in the first quarter of

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



fiscal 1999. Currently, the Company is evaluating this standard and the timing of adoption and is uncertain as to the impact it will have on the Company's consolidated financial statements.

3. ACQUISITIONS

     On October 17, 1997, the Company, through a subsidiary, acquired a 50% interest in ChlorAlp S.A.S. ("ChlorAlp"), a joint venture company with Rhone-Poulenc Chimie S.A. ("RPC"), a subsidiary of Rhone-Poulenc, S.A., for approximately $37.7 million. ChlorAlp is a joint venture that owns and operates, among other things, a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. In connection with such transactions, the Company, through a subsidiary, and RPC entered into a Put and Call agreement providing for certain rights of each party to require the other to buy or sell its respective interest in ChlorAlp under certain circumstances. The acquisition was accounted for as a purchase; accordingly, the third quarter consolidated statement of income includes the Company's share of the results of operations of the joint venture since the acquisition date using the equity method of accounting. The Company funded the purchase with funds drawn from the Term Loan (as defined) portion of its Credit Facility (as defined).
In connection with the ChlorAlp acquisition, the Company entered into a cross-currency interest rate swap agreement to hedge the Company's investment for a notional amount of 372 million French francs. The agreement provides for quarterly interest settlements based on current market rates and matures October 2002. See Note 1 regarding accounting policies and Note 9 regarding pro forma information.

4. INVENTORIES

     Components of inventory are as follows (in thousands):


                                                  NOVEMBER 30,       FEBRUARY 28,
                                                     1997                1997
                                                  ------------       ------------
Finished goods and in-progress.................      $19,514            $21,019
Inventory purchased for resale.................        5,477             11,931
Raw materials..................................          911                637
Supplies and catalysts.........................        7,480              7,483
                                                     -------            -------
                                                      33,382             41,070
Less LIFO reserve..............................         (760)            (1,146)
                                                     -------            -------
                                                     $32,622            $39,924
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

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



5. BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):


                                     NOVEMBER 30,       FEBRUARY 28,
                                         1997              1997
                                     ------------       ------------
Revolving credit facilities......      $      0           $ 37,605
                                       ========           ========
Term debt:
 9 1/2% senior subordinated
   notes.........................      $174,229           $      0
 13% senior subordinated notes...           915            100,000
 Term loan.......................        35,000                  0
 Other notes payable.............         4,441              7,276
                                       --------           --------
  Total..........................       214,585            107,276
Less current portion.............        (4,396)            (2,835)
                                       --------           --------
Long term debt...................      $210,189           $104,441
                                       ========           ========

     The Company's 13% Senior Subordinated Notes due 2004 (the "13% Notes") are unsecured obligations of the Company. In September 1997, the Company completed a tender offer and repurchased $99.1 million of its 13% Notes. The Company repurchased the 13% Notes out of the proceeds of the issuance of $175.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes") issued on September 23, 1997. Semi-annual interest only payments on the Notes are due March 15 and September 15 each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Indenture governing the Notes (the "Indenture"). The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs are being amortized over the life of the Notes. A portion of the remaining proceeds of the Notes were used to repay the outstanding borrowings under the Credit Facility (as defined) and to pay fees and expenses in connection with the Notes, tender offer and consent solicitation. In connection with issuing the Notes and redeeming the 13% Notes, the Company paid call and prepayment premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.0 million (net of income tax benefit of $8.0 million) and is reflected in the Company's consolidated statement of income as an extraordinary charge.

     On August 26, 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which provides for a $100.0 million revolving credit facility ("Revolving Credit Facility") (the commitments under the Revolving Credit Facility were subsequently increased to $125.0 million in September 1997) and $60.0 million term loan ("Term Loan") (the commitments under the Term Loan were subsequently reduced to $35.0 million upon issuance of the Notes in September 1997). The Credit Facility is secured by security interests in substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Interest is based on either the prime rate or LIBOR, plus up to 2.00%. Availability under the Credit

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



Facility is subject to limitations as outlined in the agreement. At November 30, 1997, no amounts were outstanding under the Revolving Credit Facility. On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments are due quarterly in varying amounts until October 17, 2002, as defined in the agreement. The weighted average borrowing rate was approximately 5.70% at November 30, 1997, including the effect of the cross-currency interest rate swap entered into in connection with the ChlorAlp acquisition as discussed in Note 3. Under terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis ranging from 0.25% to 0.50% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the agreement. At February 28, 1997, $37,605,000 was outstanding under the previously existing $40.0 million credit facility and the weighted average borrowing rate was 7.63% at February 28, 1997.

6. ENVIRONMENTAL AND LEGAL MATTERS

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

7. SEASONALITY

     A portion of the Company's nitrogen business serves the agricultural fertilizer market. The business is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, the fall planting seasons.

8. SUBSEQUENT EVENTS

     On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compound manufacturing facilities (the "Facilities") located in Hochst near Frankfurt, Germany from Celanese GmbH, Frankfurt, a wholly-owned subsidiary of Hoechst AG. The Facilities produce chlorine, caustic soda and

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


chlorinated methane compounds. The Company intends to continue to use the Facilities to manufacture such chemical products. The Company funded the purchase with funds drawn from the Revolving Credit Facility.

9. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of ChlorAlp (Note 3) and the issuance of the Notes (Note 5) as if each had occurred at the beginning of the periods presented below. The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such transactions actually occurred at the beginning of such periods nor is it necessarily indicative of future results of operations of the combined company (in thousands):


                                               NINE MONTHS
                                                  ENDED                    YEAR ENDED
                                               NOVEMBER 30,                FEBRUARY 28,
                                                 1997                          1997
                                               ------------                ------------
                                                              (unaudited)
Net sales................................       $279,721                    $379,285
Income (loss) before extraordinary charge         (4,020)                     (1,674)
Net income (loss)........................        (16,038)                    (13,692)

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

SIGNIFICANT DEVELOPMENTS

     The Company historically has expanded its business through acquisitions of other related businesses and investments in joint venture arrangements, and the Company continues to evaluate acquisition and joint venture opportunities. Accordingly, in October 1997, the Company purchased a 50% interest in ChlorAlp. The Company's purchase of its interest in the joint venture cost approximately $37.7 million. In connection with the ChlorAlp acquisition, the Company entered into a cross-currency interest rate swap agreement to hedge the Company's investment. The Company includes in income the gains and losses related to the portion of this agreement which is not designated as an accounting hedge based upon the market values of the instrument. Gains and losses related to the portion of this agreement designated as an accounting hedge of the Company's equity investment are accounted for as an offset to the translation adjustment.

     During September 1997, the Company completed the refinancing of its senior subordinated debt through the issuance of $175.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). In connection with the refinancing, the Company completed a tender offer and repurchased $99.1 million of its 13% Senior Subordinated Notes due 2004 (the "13% Notes"). The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs associated with the refinancing are being amortized over the life of the Notes. A portion of the proceeds of the Notes were used to repay the outstanding borrowings under the six year, $160.0 million senior secured credit facility ("Credit Facility"), which provides for a $100.0 million revolving credit facility ("Revolving Credit Facility") (the commitments under the Revolving Credit Facility were subsequently increased to $125.0 million in September 1997) and $60.0 million term loan ("Term Loan") (the commitments under the Term Loan were subsequently reduced to $35.0 million upon issuance of the Notes in September 1997) and to pay fees and expenses in connection with the Notes, tender offer and consent solicitation. In connection with issuing the Notes and redeeming the 13% Notes, the Company paid call and prepayment premiums and incurred other costs, the total loss recognized as a result of this early extinguishment of debt amounted to $12.0 million (net of income tax benefit of $8.0 million) and is reflected in the Company's consolidated statement of income as an extraordinary charge.

     On December 31, 1997, the Company, through a newly formed German subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities located near Frankfurt, Germany from Celanese GmbH, Frankfurt, a wholly-owned subsidiary of Hoechst AG.

SEGMENT INFORMATION

     The following table presents business segment information for the three months and nine months ended November 30, 1997 and 1996, respectively:




                                          THREE MONTHS ENDED                             NINE MONTHS ENDED
                             ---------------------------------------------  -----------------------------------------------
                               NOVEMBER 30, 1997      NOVEMBER 30, 1996      NOVEMBER 30, 1997       NOVEMBER 30, 1996
                             --------------------   ----------------------  ----------------------  -----------------------
                                          PERCENT               PERCENT OF              PERCENT OF               PERCENT OF
                              AMOUNT     OF TOTAL   AMOUNT        TOTAL       AMOUNT      TOTAL     AMOUNT         TOTAL
                             -------     --------   ------      ----------  ---------   ----------  -------      ----------
                                                                        (dollars in thousands)
NET SALES:
Nitrogen products            $52,250       61.2%   $56,901        63.4%      $183,977     65.7%    $184,606        63.3%
Electrochemical
products                      22,988       26.9     24,068        26.8         67,002     24.0       75,513        25.9
Alumina chemicals             10,145       11.9      8,827         9.8         28,742     10.3       31,339        10.8
                             -------      -----    -------       -----       --------    -----     --------       -----
 Total                       $85,383      100.0%   $89,796       100.0%      $279,721    100.0%    $291,458       100.0%
                             =======      =====    =======       =====       ========    =====     ========       =====
INCOME (LOSS) FROM OPERATIONS:
Nitrogen products            $ 3,371       70.6%   $ 4,403        60.5%      $ 12,778     98.7%    $  7,779        64.2%
Electrochemical
products                       1,032       21.6      5,063        69.6          3,270     25.3        8,868        73.2
Alumina chemicals                923       19.3     (1,024)      (14.1)           455      3.5         (543)       (4.5)
Corporate                       (549)     (11.5)    (1,165)      (16.0)        (3,562)   (27.5)      (3,986)      (32.9)
                             -------      -----    -------       -----       --------    -----     --------       -----
 Total                       $ 4,777      100.0%   $ 7,277       100.0%      $ 12,941    100.0%    $ 12,118       100.0%
                             =======      =====    =======       =====       ========    =====     ========       =====

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

     Net Sales. Net sales for the quarter ended November 30, 1997 decreased $4.4 million (4.9%) to $85.4 million from $89.8 million for the quarter ended November 30, 1996.

     The Nitrogen Products segment's net sales for the quarter ended November 30, 1997 decreased $4.7 million (8.2%) compared to the corresponding quarter in the preceding year. The decrease in net sales was primarily due to decreased sales prices of $5.7 million due to increased ammonia production capacity in agricultural markets and decreased sales volume of $1.6 million experienced in blasting grade ammonium nitrate as a result of unexpected outages at the Geneva and Seneca facilities. Such decreases were partially offset by increased sales volume from the Company's warehousing facilities of $1.7 million due to better regional market opportunities and improved prices of $0.9 million in blasting grade ammonium nitrate due to stronger market conditions.

     The Electrochemical Products segment's net sales for the quarter ended November 30, 1997 decreased $1.1 million (4.5%) compared to the corresponding quarter in the preceding year. The decrease reflects reductions of caustic soda and chlorine net sales of $0.6 million and fluorocarbon net sales of $0.5 million. Caustic soda and chlorine net sales decreased $0.6 million primarily as a result of a decrease in ECU prices of $0.8 million due to competitive market conditions. Fluorocarbons net sales decreased $0.5 million primarily due to decreased sales volume of $0.7 million as a result of poor market conditions.

     The Alumina Chemicals segment's net sales for the quarter ended November 30, 1997 increased $1.3 million (14.9%) compared to the corresponding quarter in the preceding year. The increase in the quarter was primarily due to increased sales volume of $1.7 million in active and Versal(R) alumina products due to increased production.

     Income (Loss) from Operations. Income (loss) from operations for the quarter ended November 30, 1997 decreased $2.5 million (34.4%) to $4.8 million from $7.3 million for the quarter ended November 30, 1996.

     The Nitrogen Products segment's income from operations decreased by $1.0 million (23.4%) for the quarter ended November 30, 1997 as compared to the corresponding quarter in the prior year. This decrease was primarily due to
(i) decreased margins of $1.4 million in agricultural markets and industrial ammonia driven by decreased ammonia prices due to increased ammonia supply, (ii) reduced volumes of $0.9 million in the agricultural plants as a result of a reduction in production requirements, (iii) decreased volume of $0.6 million in blasting primarily as a result of unexpected outages at the Geneva and Seneca facilities and (iv) increased cost of $0.5 million on natural gas. Such decrease was partially offset by decreased labor, maintenance and other costs of $1.8 million.

     The Electrochemical Products segment's income from operations decreased by $4.0 million (79.6%) for the quarter ended November 30, 1997 as compared to the in the prior year. This decline was a result of decreased income from operations in chlorine and caustic soda of $1.1 million and fluorocarbons of $2.9 million. The decrease in chlorine and caustic soda income from operations was primarily the result of the decline in ECU prices of $0.8 million due to competitive market conditions and higher costs, primarily energy, of $1.4 million. The offsetting increase in income from operations in chlorine and caustic soda of $0.3 million resulted primarily from decreased maintenance and other costs as compared to the corresponding quarter in the prior year when production problems adversely impacted sales volume and profitability. The decrease in income from operations in fluorocarbons was primarily the result of higher raw material costs and research and development of $1.2 million and decreased margins resulting primarily from the federally-mandated withdrawal from production of certain fluorocarbon products.

     The Alumina Chemicals segment's income from operations increased by $1.9 million (190.1%) for the quarter ended November 30, 1997 as compared to the corresponding quarter in the prior year. This increase was primarily due to increased income from operations of Versal(R) alumina products of $1.2 million primarily due to sales increases and the sale of the calcined and tabular alumina production facilities to C-E on April 1, 1996 which resulted in a decreased loss of approximately $0.8 million in income from operations. The offsetting increase in income from operation is the result of decreased sales of active alumina products of $0.5 million due to inventory fluctuations and increased hydrate pricing.

     Corporate Expenses. Corporate expenses for the quarter ended November 30, 1997 decreased $0.6 million (52.9%) for the quarter ended November 30, 1996. For the quarters ended November 30, 1997 and 1996, as a percentage of net sales, these corporate expenses were 0.6% and 1.3%, respectively. The decrease in corporate expenses for the quarter reflects a reduction in certain corporate accruals, primarily a reduction in the reserve for the Company's employee profit sharing program and for certain environmental matters.

     Income From Equity Investments. Income from equity investments for the quarter ended November 30, 1997 totaled $0.1 million compared to $1.4 million for the quarter ended November 30, 1996. Income from equity investments reflects equity income attributable to several joint ventures. The decrease in equity income was primarily due to a decline in income earned from the Kaiser LaRoche Hydrate Partnership as a result of increased costs incurred by the partnership and a net loss incurred from the ChlorAlp joint venture which primarily resulted from certain start up costs as a result of the Company's investment in October 1997.

     Other Expense, Net. For the quarter ended November 30, 1997, other expense, net was ($1.6 million) compared to other expense, net of ($8,000) for the quarter ended November 30, 1996. This decrease was primarily due to the loss on the foreign currency transaction discussed above.

     Interest and Amortization of Debt Expense. For the quarter ended November 30, 1997, interest and amortization of debt expense was $4.5 million compared to interest and amortization of debt expense of $3.7 million for the quarter ended November 30, 1996. The increase was primarily due to the Company's refinancing of its senior indebtedness discussed above.

     (Provision) Benefit for Income Taxes. Benefit for income taxes for the quarter ended November 30, 1997 was $0.5 million compared to a provision for income taxes of $2.1 million for the quarter ended November 30, 1996. The benefit reflects the decrease in income before income taxes as compared to the corresponding quarter in the prior year. The Company's effective tax rate was 40.0% and 41.0% for the quarters ended November 30, 1997 and November 30, 1996, respectively.

     Extraordinary charge. In the quarter ended November 30, 1997, net loss included an extraordinary loss of $12.0 million (net of income tax benefit of $8.0 million) resulting from the refinancing of the Company's senior indebtedness. The early debt redemptions required the payment of premiums and the recognition of unamortized deferred costs. This refinancing was undertaken in part to reduce the interest rate on the Company's senior indebtedness. The Company believes that this refinancing will add operating and financial flexibility necessary to implement its business strategy most effectively.

     Net Income (Loss).  As a result of the factors described above, net income
(loss) for the quarter ended November 30, 1997 was ($12.7 million) as compared to $3.0 million in the quarter ended November 30, 1996.

     COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

     Net Sales. Net sales for the nine months ended November 30, 1997 decreased $11.7 million (4.0%) to $279.7 million from $291.5 million for the nine months ended November 30, 1996.

     The Nitrogen Products segment's net sales for the nine months ended November 30, 1997 decreased $0.6 million (0.3%) compared to the corresponding nine months in the preceding year. The decrease in net sales was primarily due to decreased sales prices of $7.6 million in agricultural markets due to increased ammonia supply and decreased sales volume of $6.5 million due to (i) the idling of the blasting grade ammonium nitrate plant at the Crystal City facility in the spring of 1996 and (ii) a delay in start up of the Phase II expansion at the Cherokee facility. The project was completed in February 1997 and has increased the ammonium nitrate production capacity of the facility. Such decreases were partially offset by (i) increased selling prices (other than at the Crystal City facility, see above) of $5.7 million in blasting grade ammonium nitrate due to better market conditions, (ii) increased sales volume of $7.1 million from the Company's warehousing facilities due to regional marketing conditions and (iii) increased sales volume of industrial ammonia of $0.8 million.

     The Electrochemical Products segment's net sales for the nine months ended November 30, 1997 decreased $8.5 million (11.3%) compared to the corresponding nine months in the preceding year. The decrease reflects reductions of caustic soda and chlorine net sales of $5.9 million and fluorocarbon net sales of $2.6 million. Caustic soda and chlorine net sales decreased primarily as a result of a decrease in ECU prices due to competitive market conditions which resulted in a decrease in net sales of $7.3 million. The impact of the decrease in ECU prices was partially offset by increased sales volumes in caustic and chlorine products of $1.0 million due to increased market demand and the correction of production problems experienced in the prior year. The fluorocarbon net sales decrease was due primarily to decreased net sales of CFCs R-11 and R-12 of $4.3 million resulting from the federally-mandated withdrawal from production of certain fluorocarbon products as of January 1, 1996 and decreased selling prices in R-141b of $1.4 million due to competitive market conditions. The impact of these decreases was partially offset by increased sales volume in R-141b of $2.4 million due to higher sales tonnages to key customers and increased sales volume at LaRoche Air Systems Inc. of $0.8 million due to broader marketing of their products.

     The Alumina Chemicals segment's net sales for the nine months ended November 30, 1997 decreased $2.6 million (8.3%) compared to the corresponding nine months in the preceding year. The decline during the nine months was primarily due to reduced net sales of calcined and tabular alumina products of $2.9 million as a result of the sale of those production facilities to C-E on April 1, 1996 and decreased sales volume of $1.7 million of active alumina products. These decreases were partially offset by increased sales volume of $1.0 million of Versal(R) alumina products and increased selling prices of $1.0 million in both active and Versal(R) alumina products.

     Income from Operations. Income from operations for the nine months ended November 30, 1997 increased $0.8 million (6.8%) to $12.9 million from $12.1 million for the nine months ended November 30, 1996.

     The Nitrogen Products segment's income from operations increased by $5.0 million (64.3%) for the nine months ended November 30, 1997 as compared to the corresponding nine months in the prior year. This increase was partially due to (i) decreased labor, maintenance and other costs, including environmental remediation and legal charges, of $7.2 million and (ii) improved margins of $1.2 million in industrial ammonia. In addition, the Nitrogen Products segment experienced increased income from operations as a result of increased margins of $0.6 million of blasting grade ammonium nitrate as compared to the prior year primarily as a result of better market conditions and increased agricultural products sold of $0.7 million at the Company's warehousing facilities as a result of better regional conditions. Such increases were partially offset by reduced volume of $3.1 million at the plants primarily due to idling of the blasting grade ammonium nitrate plant at the Crystal City facility in the spring of 1996 and due to a delay in start up of the Phase II expansion at the Cherokee facility (as discussed above) and increased cost of

$1.1 million on natural gas. The Nitrogen Products segment's income from operations for the nine months ended November 30, 1997 also includes approximately $900,000 as a result of an insurance recovery related to previously disclosed production problems during fiscal year 1997 and a loss on the disposal of certain assets of $1.7 million.

     The Electrochemical Products segment's income from operations decreased by $5.6 million (63.1%) for the nine months ended November 30, 1997 as compared to the corresponding nine months in the prior year. This decline was a result of decreased income from operations in chlorine and caustic soda of $3.0 million and fluorocarbons of $2.6 million. Income from operations in chlorine and caustic soda includes a decrease of $7.3 million as compared to the prior year which resulted from a decline in ECU prices due to competitive market conditions. The offsetting increase in income from operations in chlorine and caustic soda of $4.3 million resulted primarily from decreased maintenance and other costs (as discussed above). The income from operations in fluorocarbons includes (i) decreased net sales of CFCs R-11 and R-12 of $2.7 million and (ii) decreased selling prices of $0.9 million of R-141b due to competitive market conditions partially offset by increased profits from volumes due to higher sales to key customers. The offsetting increase in income from operation in fluorocarbons of $1.0 million was also attributable to decreased maintenance and other costs incurred as compared to the prior year.

     The Alumina Chemicals segment's income from operations increased by $1.0 million (183.8%) for the nine months ended November 30, 1997 as compared to the corresponding nine months in the prior year. This increase is (i) due to the sale of the calcined and tabular alumina production facilities to C-E on April 1, 1996 which resulted in a decreased loss of approximately $1.6 million in income from operations, (ii) increased income from operations of $1.1 million on Versal(R) alumina products primarily due to sales increases and increased CRILAR purchased volume and (iii) increased selling prices of $1.0 million on active and Versal(R) alumina products. Such increase was offset partially by increased repair and maintenance and other costs of $1.8 million and decreased income from operations of $1.0 million on active alumina products primarily due to sales decreases and increased hydrate pricing.

     Corporate Expenses. Corporate expenses for the nine months ended November 30, 1997 decreased $0.4 million (10.6%) to $3.6 million from $4.0 million for the nine months ended November 30, 1996. For the nine months ended November 30, 1997 and 1996, as a percentage of net sales, these corporate expenses were 1.3% and 1.4%, respectively.

     Income From Equity Investments. Income from equity investments for the nine months ended November 30, 1997 totaled $2.2 million compared to $3.6 million for the nine months ended November 30, 1996. Income from equity investments reflects equity income attributable to several joint ventures. The decrease in equity income was primarily due to a decline in income earned from the Kaiser LaRoche Hydrate Partnership as a result of increased costs incurred by the partnership and a net loss incurred from the ChlorAlp joint venture which primarily resulted from certain start up costs as a result of the Company's investment in October 1997.

     Other Income (Expense), Net. For the nine months ended November 30, 1997, other income (expense), net was ($1.5 million) compared to other income (expense), net of $19,000 for the nine months ended November 30, 1996. This decrease was primarily due to the loss on the foreign currency transaction discussed above.

     Interest and Amortization of Debt Expense. For the nine months ended November 30, 1997, interest and amortization of debt expense was $12.2 million compared to interest and amortization of debt expense of $11.2 million for the nine months ended November 30, 1996. The increase was primarily due to the Company's refinancing of its senior indebtedness discussed above.

     Provision for Income Taxes. Provision for income taxes for the nine months ended November 30, 1997 was $0.6 million, a $1.2 million decrease from the nine months ended November 30, 1996. The decrease reflects the decrease in income before income taxes as compared to the corresponding nine months in the prior year. The Company's effective tax rate was 40.0% and 39.7% for the nine months ended November 30, 1997 and November 30, 1996, respectively.

     Extraordinary charge. In the quarter ended November 30, 1997, net loss included an extraordinary loss of $12.0 million (net of income tax benefit of $8.0 million) as a result of the refinancing of the Company's senior indebtedness as discussed above.

     Net Income (Loss).  As a result of the factors described above, net income
(loss) for the nine months ended November 30, 1997 was ($11.2 million) as compared to $2.7 million in the nine months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash provided by operating activities was $24.8 million and $30.7 million for the nine months ended November 30, 1997 and 1996, respectively. The decrease was primarily the result of decreased net income before depreciation and amortization and other non-cash charges and less significant reductions in working capital than in the corresponding nine months in the prior year offset partially by the extraordinary charge related to the refinancing.

     Investing and Financing Activities. Net cash used in investing activities was $62.6 million for the nine months ended November 30, 1997 compared to $17.2 million in the nine months ended November 30, 1996. The primary uses of cash for the nine months ended November 30, 1997 were (i) capital expenditures of $23.2 million, (ii) plant turnarounds of $2.2 million and (iii) the investment in the ChlorAlp joint venture of $36.3 million. Major capital expenditures included $1.8 million for the Phase II Cherokee expansion which was completed in February 1997 (as discussed above), $3.7 million for projects to improve the electrical systems at the Gramercy powerhouse and $4.6 million for the Company's ongoing software implementation project. For the nine months ended November 30, 1996, capital expenditures of $17.3 million and plant turnarounds of $3.8 million, partially offset by proceeds of $4.1 million from the sale to C-E of certain calcined and tabular alumina production equipment and other assets, accounted for the majority of net cash used by investing activities. Major capital expenditures during the nine months ended November 30, 1996 included $3.7 million for the Cherokee facility expansion projects and $1.3 million for the Gramercy powerhouse improvement projects. Phases I and II of the Cherokee facility projects have been completed and are expected to improve ammonium nitrate prill production and reduce emissions. The powerhouse projects are expected to increase the reliability and efficiency of the powerhouse operations at the Gramercy chlorine and caustic soda facility and are expected to be substantially completed during fiscal year 1998. The software implementation project will be designed as Year 2000 compliant. Currently, the Company is addressing the issue as it relates to its operations and its outside business partners and has not determined the effect on the Company. The Company intends to use cash flows from operations, the proceeds from the Notes and borrowings under the Credit Facility as the source of funds for the projects mentioned above.

     Net cash provided (used) by financing activities was $39.4 million and ($15.0 million) for the nine months ended November 30, 1997 and 1996, respectively. Cash provided by financing activities of $39.4 million for the nine months ended November 30, 1997 included additions of $209.2 million to long-term debt, partially offset by (i) repayments of $101.9 million to long-term debt, (ii) net repayments of $37.6 million of outstanding indebtedness under the Company's Revolving Credit Facility, (iii) premium payments of $17.3 million on the early extinguishment of debt and (iv) costs of refinancing of $11.6 million, due to the refinancing and the draw on the Term Loan for investment purposes. During the nine months ended November 30, 1997, the Company made its final payment on the USX Notes. Cash used by financing activities of $15.0 million for the nine months ended November 30, 1996 included the $7.5 million repurchase of common stock with put rights, net repayments of $4.8 million of outstanding indebtedness under the Company's revolving credit facility, repayments of $5.0 million of long-term debt, partially offset by the receipt of $3.0 million on the sale of redeemable common stock.

     Dividend payments of an aggregate of $767,000 were paid during the nine months ended November 30, 1997. On January 13, 1998, the Company's Board approved dividend payments of $328,000 to all shareholders of record as of January 15, 1998. The Board may or may not declare additional dividends in the future depending upon the financial condition of the Company and restrictions pursuant to the Company's debt instruments.

     Management anticipates that the Company's existing capital resources and cash flow generated from future operations and drawings under the Credit Facility will enable it to maintain its planned operations, capital expenditures, acquisitions and debt service for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will be required to adopt SFAS No. 131 in the first quarter of fiscal 1999. Currently, the Company is evaluating this standard and the timing of adoption and is uncertain as to the impact it will have on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     See Part II - Item 1. of the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1997.


ITEM 2. CHANGES IN SECURITIES

     (a) Commencing August 12, 1997, the Company initiated a tender offer (the "Tender Offer") to repurchase its then-outstanding $100.0 million of 13% Senior Subordinated Notes due 2004 (the "13% Notes"). Concurrent with the Tender Offer, the Company solicited consent (the "Consent Solicitation") of the holders of the 13% Notes to certain amendments (the "Amendments") to the Indenture under which the 13% Notes were issued (the "13% Indenture"). Under the 13% Indenture, consent from a majority of the 13% Notes was required to amend the 13% Indenture for the Amendments. The requested Amendments would eliminate substantially all of the restrictive covenants contained in the 13% Indenture. On September 18, 1997, the Tender Offer and Consent Solicitation were completed, in which holders of approximately 99.1% of the 13% Notes tendered their notes for repurchase and consented to the Amendments to the 13% Indenture. As a result, the 13% Indenture governing the remaining 13% Notes not tendered and repurchased in the Tender Offer lacks substantially all the restrictive operating and financial covenants previously contained therein.

     (b) On September 23, 1997, the Company issued $175.0 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are ranked pari passu in right of repayment with the 13% Notes. Consequently, the Notes added a significant amount of equally-ranked debt obligations which dilute the 13% Notes' repayment position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Commencing August 12, 1997 and ending September 18, 1997, pursuant to the Consent Solicitation, the Company solicited the consent of the holders of its then-outstanding 13% Notes to the Amendments to the 13% Indenture. Under the 13% Indenture, consent from a majority of the 13% Notes was required to amend the 13% Indenture for the Amendments. As of the close of the Consent Solicitation, the Company had received consents to the Amendments from holders of approximately 99.1% of the 13% Notes, and thus the 13% Indenture was amended by the Amendments. The Amendments eliminated substantially all of the restrictive operating and financial covenants contained in the 13% Indenture.


ITEM 5. OTHER INFORMATION

     On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "Facilities") located in Hochst near Frankfurt, Germany from Celanese GmbH, Frankfurt, a wholly-owned subsidiary of Hoechst AG. The Facilities produce chlorine, caustic soda and chlorinated methane compounds. The Company intends to continue to use the Facilities to manufacture such chemical products. The Company funded the purchase with funds drawn from the Revolving Credit Facility with The Chase Manhattan Bank as agent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS



Exhibit
  No.                                            Description of Exhibit
-------      ---------------------------------------------------------------------------------------------
        4.1  Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National Association, as Trustee, and the Company. (4)

        4.2  Form of Note (included in Exhibit 4.1). (4)

        4.3  Indenture, dated as of September 23, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee. (10)

        4.4  Form of Note (included in Exhibit 4.3). (10)

       10.1  Stock Purchase Agreement (and amendments thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S. (10)

       10.2  Exchange and Registration Rights Agreement, dated September 23, 1997, by and among the
             Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette. (10)

       10.3  Purchase Agreement, dated September 18, 1997, by and among the Company and Chase Securities
             Inc. and Donaldson, Lufkin & Jenrette. (10)

       10.4  Shareholders Agreement (and amendment thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S. (110)

       10.5  Put and Call Agreement (and amendment thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S. (10)

       10.6  Agreement for Purchase and Supply of Electricity, Steam and Other Products, dated October 17,
             1997, by and among ChlorAlp S.A.S., CEVCO G.I.E., and Rhone-Poulenc Chimie S.A. (11)

       10.7  Supply and Purchase Agreement (Chlorine), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S. (11)

       10.8  Chlorine Side Letter, dated October 17, 1997, by and between ChlorAlp S.A.S., Rhone-Poulenc
             Chimie and the Company. (11)

       10.9  Supply and Purchase Agreement (Caustic Soda), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S. (11)

      10.10  Supply and Purchase Agreement (Hydrochloric Acid), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S. (11)

      10.11  Supply and Purchase Agreement (Hydrogene), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S. (11)

      10.12  Supply and Purchase Agreement (Sulfuric Acid), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S. (11)



Exhibit
  No.                                            Description of Exhibit
-------      ---------------------------------------------------------------------------------------------
     10.13   Supply and Purchase Agreement (Sodium Hypochlorite), dated October 17, 1997, by and between
             Rhone-Poulenc Agro Chimie and ChlorAlp S.A.S. (11)

     10.14   Supply and Purchase Agreement (Gazeous Chlorine-Caustic Soda), dated October 17, 1997, by and between Rhone-Poulenc Agro Chimie and ChlorAlp S.A.S. (11)

     10.15*  Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed. (1)

     10.16   Credit Agreement, dated as of August 17, 1994, among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the Lenders listed therein. (4)

     10.17   First Amendment to Credit Agreement dated as of May 17, 1995 and effective as of March 1,
             1995 among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the lenders listed therein. (7)

     10.18   Letter Agreement dated as of July 17, 1995 extending the Credit Agreement dated as of August
             17, 1994 among the Company, Bank South (formerly known as Bank South, N.A.), as Agent, and the lenders listed therein. (7)

     10.19   Letter Agreement dated as of December 16, 1996 amending the Credit Agreement dated as of
             August 17, 1994 among the Company, NationsBank N.A., South (successor to Bank South), as
             Agent, and the lenders listed therein. (6)

     10.20   Second Amendment to Credit Agreement and Waiver dated March 14, 1997 among the Company,
             NationsBank, N.A. (South), as Agent, and the lenders listed therein. (8)

     10.21   Credit Agreement, dated as of August 26, 1997, among the Company, the Lenders party hereto and the Chase Manhattan Bank, as Administrative Agent. (9)

     10.22   First Amendment, dated September 30, 1997 to Credit Agreement, dated as of August 26, 1997, among the Company, the Lenders party hereto and the Chase Manhattan Bank, as Administrative
             Agent. (10)

     10.23*  Salary Continuation Agreement, dated as of July 1988, as amended with the approval of his widow on January 27, 1992 and June 2, 1992, between the Company and William W. LaRoche, Jr.
             (1)

     10.24*  Consulting Agreement, dated as of June 30, 1997, between the Company and Johnnie Lou LaRoche.
             (9)

     10.25*  LaRoche Chemicals Inc. 1989 Key Management Stock Appreciation Bonus Plan. (1)

     10.26*  LaRoche Holdings Inc. Supplemental Employee Retirement Plan. (1)

     10.27*  LaRoche Executive Management Health Program. (1)

     10.28*  Management Stock Purchase Plan and forms of related agreements with executive officers. (3)

     10.29*  LaRoche Industries Inc. 1995 Board of Directors Stock Purchase Plan and form of agreement. (5)



Exhibit
  No.                                            Description of Exhibit
-------      ---------------------------------------------------------------------------------------------
      10.30  Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and LCI. (1)

      10.31  Amended and Restated Hydrate Sales Agreement, dated as of May 27, 1997 and effective as of
             August 1, 1995, between Kaiser and the Hydrate Partnership. (8)

      10.32  Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and LCI, as amended
             January 8, 1994. (1)

      10.33  Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI. (1)

      10.34  Specialty Aluminas Sales Agreement, dated as of July 26, 1988, between Kaiser and LCI. (1)

      10.35  Amendment No. 1 to Specialty Aluminas Sales Agreement, dated as of February 1, 1993, between
             Kaiser and LCI. (1)

      10.36  Salt Agreement, dated as of May 3, 1957, between Texaco and Kaiser, as amended May 15, 1968.
             (1)

      10.37  Supply Agreement, dated as of April 1994, between AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request). (1)

      10.38  Joint Venture Agreement, dated as of July 26, 1994, between Cytec Ammonia, Inc. and LaRoche
             Fortier Inc. (2)

         27  Financial Data Schedule (for SEC use only).

* Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1997 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1997 and incorporated herein by reference.
(10) Previously filed as an exhibit to Registration Statement No. 333-39507 filed November 4, 1997 and incorporated herein by reference.

(11) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-39507 filed November 20, 1997 and incorporated herein by reference.


(B)  REPORTS ON FORM 8-K

     On October 17, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of an interest in ChlorAlp S.A.S., a joint venture company with Rhone-Poulenc Chimie, S.A. A Form 8-K/A amendment to such filing was filed on December 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LAROCHE INDUSTRIES INC.
                              (Registrant)

Date:  January 14, 1998  By:  /s/ Grant O. Reed
       ----------------       ---------------------------------------
                              Grant O. Reed
                              President, Chief Executive Officer
                              (Principal Executive Officer)

Date:  January 14, 1998  By:  /s/ Harold W. Ingalls
       ----------------       ---------------------------------------
                              Harold W. Ingalls
                              Vice President, Chief Financial Officer
                              (Principal Accounting Officer)