Form 10-Q/A
period 1997-11-30
LAROCHE INDUSTRIES INC
filed 1998-01-23
CIK 797556

=========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________


                                   FORM 10-Q/A


                 AMENDMENT TO FORM 10-Q FOR QUARTERLY REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)





                                                                  NINE MONTHS ENDED
                                                           -------------------------------
                                                           NOVEMBER 30,       NOVEMBER 30,
                                                              1997                1996
                                                           ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                           $( 11,173)        $  2,730
Depreciation and amortization                                  17,184           16,358
Net change in operating assets and liabilities                  4,156            7,948
Extraordinary charge                                           12,018               --
Equity income, net of distributions                               596              212
Deferred income taxes                                             382               --
Loss (gain) on disposition of assets and other                  1,679             (397)
                                                            ---------         --------
Net cash provided by operating activities                      24,842           26,851

INVESTING ACTIVITIES
Capital expenditures                                          (23,227)         (20,799)
Investments and advances in joint ventures                    (37,097)          (1,242)
Plant turnarounds                                              (2,247)          (3,816)
Proceeds from sale of assets                                       --            4,068
                                                            ---------         --------
Net cash used by investing activities                         (62,571)         (21,789)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility   (37,605)           7,440
Sale of redeemable common stock                                   176            3,136
Purchase of redeemable common stock                              (750)          (7,516)
Additions to long-term debt                                   209,215               --
Repayments of long-term debt                                 (101,919)          (7,793)
Premium payments on the early extinguishment of debt          (17,331)              --
Costs of refinancing                                          (11,629)              --
Dividends paid                                                   (767)            (690)
                                                            ---------         --------
Net cash provided (used) by financing activities               39,390           (5,423)

                                                            ---------         --------
Net increase (decrease) in cash                                 1,661             (361)
Cash at beginning of period                                     1,165            3,265
                                                            ---------         --------
Cash at end of period                                       $   2,826         $  2,904
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

LIQUIDITY AND CAPITAL RESOURCES


     Operating Activities. Net cash provided by operating activities was $24.8 million and $26.9 million for the nine months ended November 30, 1997 and 1996, respectively. The decrease was primarily the result of decreased net income before depreciation and amortization and other non-cash charges and less significant reductions in working capital than in the corresponding nine months in the prior year offset partially by the extraordinary charge related to the refinancing.



     Investing and Financing Activities. Net cash used in investing activities was $62.6 million for the nine months ended November 30, 1997 compared to $21.8 million in the nine months ended November 30, 1996. The primary uses of cash for the nine months ended November 30, 1997 were (i) capital expenditures of $23.2 million, (ii) plant turnarounds of $2.2 million and (iii) the investment in the ChlorAlp joint venture of $36.3 million. Major capital expenditures included $1.8 million for the Phase II Cherokee expansion which was completed in February 1997 (as discussed above), $3.7 million for projects to improve the electrical systems at the Gramercy powerhouse and $4.6 million for the Company's ongoing software implementation project. For the nine months ended November 30, 1996, capital expenditures of $20.8 million and plant turnarounds of $3.8 million, partially offset by proceeds of $4.1 million from the sale to C-E of certain calcined and tabular alumina production equipment and other assets, accounted for the majority of net cash used by investing activities. Major capital expenditures during the nine months ended November 30, 1996 included $4.6 million for the Cherokee facility expansion projects and $1.8 million for the Gramercy powerhouse improvement projects. Phases I and II of the Cherokee facility projects have been completed and are expected to improve ammonium nitrate prill production and reduce emissions. The powerhouse projects are expected to increase the reliability and efficiency of the powerhouse operations at the Gramercy chlorine and caustic soda facility and are expected to be substantially completed during fiscal year 1998. The software implementation project will be designed as Year 2000 compliant. Currently, the Company is addressing the issue as it relates to its operations and its outside business partners and has not determined the effect on the Company. The Company intends to use cash flows from operations, the proceeds from the Notes and borrowings under the Credit Facility as the source of funds for the projects mentioned above.



     Net cash provided (used) by financing activities was $39.4 million and ($5.4 million) for the nine months ended November 30, 1997 and 1996, respectively. Cash provided by financing activities of $39.4 million for the nine months ended November 30, 1997 included additions of $209.2 million to long-term debt, partially offset by (i) repayments of $101.9 million to long-term debt, (ii) net repayments of $37.6 million of outstanding indebtedness under the Company's Revolving Credit Facility, (iii) premium payments of $17.3 million on the early extinguishment of debt and (iv) costs of refinancing of $11.6 million, due to the refinancing and the draw on the Term Loan for investment purposes. During the nine months ended November 30, 1997, the Company made its final payment on the USX Notes. Cash used by financing activities of $5.4 million for the nine months ended November 30, 1996 included the $7.5 million repurchase of common stock with put rights, net borrowings of $7.4 million of outstanding indebtedness under the Company's revolving credit facility, repayments of $7.8 million of long-term debt, partially offset by the receipt of $3.1 million on the sale of redeemable common stock.


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

         27+ Financial Data Schedule (for SEC use only).


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

+    Previously filed.

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


Date:  January 23, 1998  By:  /s/ Grant O. Reed
       ----------------       ---------------------------------------
                              Grant O. Reed
                              President, Chief Executive Officer
                              (Principal Executive Officer)

Date:  January 23, 1998  By:  /s/ Harold W. Ingalls
       ----------------       ---------------------------------------
                              Harold W. Ingalls
                              Vice President, Chief Financial Officer
                              (Principal Accounting Officer)