Form 10-K405
period 1998-02-28
LAROCHE INDUSTRIES INC
filed 1998-05-29
CIK 797556

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

         Number of shares of Common Stock outstanding as of May 27, 1998 was 437,697.

================================================================================

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

                                     PART I

ITEM 1.           BUSINESS

THE COMPANY

         LaRoche Industries Inc., a Delaware corporation (the "Company"), is a major international diversified producer and distributor of inorganic chemicals. The Company's products are divided into three business segments: Nitrogen Products, Electrochemical Products and Alumina Chemicals. The Company produces and distributes various Nitrogen Products, including nitrogen-based fertilizers essential for crop growth and nitrogen-based blasting agents for industrial explosives. In its Electrochemical Products segment, the Company is a merchant producer and marketer of chlor-alkali chemicals, including chlorine and caustic soda, which are fundamental building blocks for products used in the construction, pulp and paper, water treatment, detergent, pesticide and pharmaceutical industries. In addition, the Company produces fluorocarbon blowing agents used in production of insulating foam materials. The Company also produces Alumina Chemicals, which are used in a variety of catalyst and adsorbent applications, including environmental protection and abatement processes.

         The Company was formed in a 1986 management buyout of the nitrogen, mixed fertilizers and retail business operations of United States Steel Corporation ("USX"), followed by a 1988 acquisition of certain chemical production operations of Kaiser. The Company has assembled and is continuing to develop a platform of three core businesses upon which it believes that it can realize long term growth and improved profitability. The Company intends to achieve these objectives primarily through capital expenditures to improve and expand existing facilities, new product development and strategic acquisitions of attractively priced assets in the Company's core business segments. Management believes that the Company benefits from the sale of diversified products with relatively independent business cycles and distinct markets. For the fiscal year ended February 28, 1998, the Company had consolidated net sales of $381.0 million and EBITDA (as defined herein) of $37.8 million.

INDUSTRY OVERVIEW

NITROGEN PRODUCTS

         Ammonia is produced from natural gas and is used primarily as a direct application fertilizer, as an ingredient in a number of industrial chemicals and as the basic building block to produce a variety of nitrogen-based products. Ammonia is upgraded into a number of products including urea, ammonium nitrate, UAN solution and nitric acid. These upgraded products are used in a variety of applications including fertilizers and as a key ingredient in industrial explosives.

         In the production of ammonium nitrate, ammonia gas and air are burned in the presence of a catalyst to form nitric acid. Additional ammonia is then used to neutralize the nitric acid, forming ammonium nitrate liquor. This liquor is either solidified and converted into granular pellets (or prilled) to produce high density ammonium nitrate ("HDAN"), a solid fertilizer, or low density ammonium nitrate ("LDAN"), a blasting grade ammonium nitrate, or combined with urea liquor to produce urea-ammonium solution ("UAN") solution, a liquid fertilizer product.

         The Company believes that the market for ammonium nitrate in the United States is characterized as mature with industry experts forecasting relatively minimal but steady demand growth of 1% per annum ("p.a.") through 2000, driven by increasing demand for ammonium nitrate for the fertilizer markets and stable demand for ammonium nitrate from the coal mining industry. Management believes that the increased demand for ammonium nitrate, driven by the factors discussed below, will keep pace with expected capacity increases, which may help to keep ammonium nitrate prices relatively stable.

Fertilizer

         Nitrogen fertilizer demand in the United States depends on a number of factors, including total planted acreage of corn and wheat, the primary crops which utilize nitrogen fertilizer, crop mix and fertilizer application rates. Planted acreage and fertilizer application rates are determined primarily by the planting decisions of farmers who are influenced by, among other things, the profit that they expect to make on the investment to plant, grow and harvest their crops. These profit expectations are in turn influenced by current and projected grain stocks and prices, United States government agricultural policies (including subsidy and acreage set-aside programs) and weather. Nitrogen fertilizer application rates are also affected by the type of crops planted and local soil conditions.

         According to an industry consultant, the Company believes that Mississippi Chemical Corporation is the leading North American producer of HDAN with an approximate 28% share of installed capacity followed by the Company (11%), Unocal Corporation (9%), and El Dorado Chemical Company (9%). Because the main competitive factor affecting price is cost of transportation, the geographic area which a production facility can competitively supply tends to be restricted.

Blasting Grade Ammonium Nitrate

         The Company believes that approximately 70% of ammonium nitrate-based blasting agents and explosive tonnage are used in the mining of coal, the volume of which is largely determined by electric power demand. Metals mining, quarry and road construction activity also affect demand for these blasting products. According to an industry consultant, the Company believes that ICI Explosives USA Inc. is the leading North American producer of LDAN with an approximate 21% share of industry capacity, followed by Potash Corporation of Saskatchewan Inc. (17%), Dyno Nobel Inc. (16%), and the Company (16%). Overall demand tends to be cyclical reflecting the economic sensitivity of industries consuming explosives.

         Freight charges typically account for a significant percentage of the selling price of blasting grade ammonium nitrate, which limits the geography to which manufacturers can deliver on a competitive basis. Competition is generally divided between the eastern and western regions of the United States and is based on price and product quality.

Industrial Ammonia

         Anhydrous and aqua ammonia have a variety of industrial applications, including the removal of nitrogen oxide pollutant gases from boiler and incinerator emissions, refrigeration, fermentation, chemical processing, water treatment, heat treating and waste acid neutralization. In response to the amendments (the "Clean Air Act Amendments") to the federal Clean Air Act (the "Clean Air Act"), which severely restrict the discharge of certain pollutants into the environment, domestic demand for ammonia used in the treatment of sulfur and nitrogen oxide gases has grown rapidly. These provisions call for additional restrictions in the next several years. Because the market for industrial ammonia is highly fragmented and regional in nature, the share of industry capacity and other market data is not readily available.

ELECTROCHEMICAL PRODUCTS

Chlor-alkali

         Chlorine and caustic soda are produced as co-products of salt brine electrolysis in a fixed weight ratio of 1 to 1.12. In salt brine electrolysis, an electric current is passed through a salt crystal dissolved in water between immersed conductors, causing the brine solution to break down into chlorine, caustic soda and hydrogen by-product.

         Chlorine is a critical intermediate used in the production of several thousand derivative commercial chemicals, including polyvinyl chloride ("PVC"), polyurethane foams, titanium dioxide and pesticides. The primary direct-application uses of chlorine are in municipal water treatment, in the manufacture of household and industrial bleach, and in the pulp and paper industry. Caustic soda is a basic commodity chemical with even more diverse end-market applications than chlorine. It is sold to manufacturers of aluminum, alumina chemicals, soaps, detergents and petrochemicals, processors of pulp and paper, and for water treatment.

         Historically, chlorine production has fluctuated over the economic cycles, but has experienced a long-term average growth rate of approximately 1.2% per annum during the period from 1973 to 1998. Chlorine is difficult and dangerous to store in its elemental form, whereas caustic soda is comparatively safe and stable and readily capable of being stored in large quantities. As a result, demand for chlorine, generally dictated by the construction industry, is the key driver for overall production volume of chlorine and caustic soda. Generally, when demand for chlorine is high, production levels and prices increase. This tends to be offset by over-supply of caustic soda and weak caustic soda pricing. On the contrary, when chlorine demand is weak, production levels and pricing decrease, causing caustic soda to be in a tight supply position with attendant rising prices. The volatility in the caustic soda market tends to be exacerbated by end-users building inventories ahead of forecast shortages and price increases, and running down inventories ahead of forecast over-supply and price weakness. As a result, an inverse, although not perfectly correlated price relationship exists between chlorine and caustic soda. The price of one ton of chlorine plus the price of the accompanying 1.12 tons of caustic soda, known as an electrochemical unit ("ECU"), therefore tends to be somewhat less volatile than the price of either commodity individually.

         The Company believes that nearly one-third of the world's chlor-alkali production capacity is located in North America, with approximately 70% situated along the United States Gulf Coast. Chlor-alkali producers along the United States Gulf Coast are among the lowest-cost industry producers, due to excellent feedstock logistics and close proximity to downstream producers of products that consume chlorine and caustic soda. According to industry consultants, the three largest chlor-alkali producers in North America are Dow Chemical Co., Occidental Chemical Corporation and PPG Industries Inc. with capacity shares of approximately 25%, 21%, and 13% respectively. Most of the major United States Gulf Coast producers are fully downstream integrated into products which involve the processing of chlorine.

As a result, there are relatively few merchant producers of chlorine.

         Technology used in the manufacture of chlorine and caustic soda is based on either diaphragm, membrane or mercury cells. Of these, the diaphragm cell process is predominant in the United States.

         The profitability of the industry as a whole and relative profitability between producers is significantly affected by energy efficiency and the cost of energy, since energy represents by far the largest cost component in the production of chlorine and caustic soda (the Company believes that energy accounts for an average of 37% of manufacturing costs for a diaphragm cell based producer). Historically, market fluctuations in natural gas prices have had a significant impact on industry profitability. Other key components in relative profitability between producers are brine costs and logistics and transport costs, largely driven by proximity to customers.

Fluorocarbons

         Fluorocarbons are used as refrigerants, blowing agents, raw materials for fluoropolymers, elastomers, and aerosol propellants in a wide variety of end-use applications. In 1987, the United States signed the Montreal Protocols (international environmental treaties) which, for environmental reasons related to ozone depletion, mandated the total phase-out of chlorofluorocarbons ("CFCs"), their temporary replacement by hydrochlorofluorocarbons ("HCFCs"), and their ultimate replacement by hydrofluorocarbons ("HFCs"), or other products.

ALUMINA CHEMICALS

         Alumina chemicals are used in a variety of catalyst and absorbant applications, including environmental protection and abatement processes. Industry consultants forecast demand growth of specialty alumina products of 5%-6% per annum over the next five years. Activated and Versal(R) aluminas have diverse end-use applications and customer groups. Much of the increased demand for specialty alumina products is driven by environmental regulation and the declining quality of crude petroleum feedstocks.

         Major specialty aluminas producers include the Company, the Aluminum Company of America, Societe Francaise de Produits par Catalyse S.A. (a 50%-50% French joint venture between Rhone-Poulenc and Institute de Services Industriels et Scientifiques), Condea Chemie, GmbH., a large German chemical company, and the Aluminum Company of Canada.

Activated Alumina Chemicals

         The term active or activated alumina refers to several synthetic, high-surface area alumina products formulated in proprietary activation processes. Activation is a process or series of processes in which optimum chemical or surface reactivity is developed in a solid material by using rehydration and heat to change the physical structure and characteristics of the material. These activated aluminas are available in various forms and modifications such as powders, granules or spheres.

         Uses of activated alumina include utilization as a specialty adsorbent in a wide variety of processes within the petroleum and petrochemical industries. Applications include dehydration of various gases and liquids, hydrofluoric acid alkylation, catalyst support, chloride removal, Claus catalysts, and as adsorbent materials used in the manufacture of polyethylene, hydrogen peroxide, petrochemicals and gasoline additives.

Versal(R)

         The Versal(R) name refers to a family of high performance gel aluminas. Versal(R) fills a market niche as a raw material in the production of catalyst supports. The Versal(R) product line provides the breadth required to satisfy a wide range of properties required by a catalyst manufacturer, such as pore volume, pore volume distribution, dispersibility and density. Versal(R) products are used as catalyst supports for a number of applications, including fluid cracking, desulfurization (removal of sulfurs and metals from sour crude oil), petrochemical reactions, production of additives used in reformulated gasoline products and treatment of automotive emissions. The passage of the Clean Air Act Amendments has resulted in increased demand for Versal(R) products especially those used as support for desulfurization and oxygenate catalysts.

Hydrate

         Hydrate, the key raw material in the production of specialty alumina, is a constituent of bauxite and is produced in the Bayer process, the nearly universal process for producing aluminas from bauxite. The three largest markets for hydrate are flame retardants, alum and detergent zeolites. Hydrate is a widely used chemical that retards flame and suppresses smoke. Hydrate, along with sulfuric acid, is used in the production of alum, which is primarily used in water treatment systems. Hydrate is also used as a coagulant and softener in water and sanitation systems. Management believes that overall growth in demand for hydrate to be modest, averaging approximately 1.5% to 2.0% annually over the next several years.

BUSINESS PRODUCT SEGMENTS

NITROGEN PRODUCTS

         The Company's Nitrogen Products consist of three product lines: (i) ammonium nitrate and nitrogen solution fertilizers; (ii) blasting-grade ammonium nitrate; and (iii) industrial anhydrous and aqua ammonia. The Company's two primary nitrogen-based fertilizers are HDAN and UAN solution. The Company has total HDAN production capacity of 285,000 tons p.a. at its Cherokee and Crystal City facilities, and UAN solution capacity of 250,000 tons p.a. at its Cherokee facility. The Company believes that it is the second largest North American supplier of HDAN with approximately 11% of industry capacity. The Company manufactures blasting-grade LDAN and 83% ammonium nitrate solution ("83% Solution") used by the coal mining, metal mining and quarry industries. The Company has total LDAN capacity of 440,000 tons p.a. at its Crystal City, Seneca and Geneva facilities. The Company believes that it is the fourth largest North American supplier of LDAN to the blasting products market, representing approximately 16% of industry capacity. The Company also believes that it is currently the largest merchant distributor in the United States of premium grade anhydrous and aqua ammonia used for water treatment and for the manufacture of other chemical products. For fiscal year 1998, Nitrogen Products accounted for $234.9 million of net sales (61.6% of Company total) and $26.8 million of EBITDA before unallocated corporate expenses (62.6% of Company total).

                                                                        NAMEPLATE CAPACITY (TONS P.A.)*
                                                     --------------------------------------------------------------
                                  TYPICAL                         CRYSTAL
COMPANY PRODUCT                 APPLICATIONS         CHEROKEE       CITY         SENECA      GENEVA        FORTIER
---------------            ---------------------     --------     -------       -------     -------      ----------
FERTILIZER
HDAN...................    Fertilizers                145,000     140,000            --          --           --
UAN solution...........    Fertilizers                250,000          --            --          --           --
EXPLOSIVES
LDAN...................    Explosives                      --     110,000       230,000     100,000           --
83% solution...........    Explosives                 175,000          --            --          --           --
AMMONIA
Anhydrous &
aqua ammonia...........    Fertilizer, Feedstock      175,000          --            --          --      440,000(1)
                           & Water Treatment

----------
*        total production capacity output from the facility

(1) The Fortier, Louisiana facility is owned by Avondale Ammonia. The Company is obligated to purchase at least 220,000 tons p.a. produced at such facility, and may be required to purchase any excess production not purchased by Cytec.

         The Company has developed an extensive system of production and distribution facilities which are located close to their target markets, often in areas where competitors do not have local operations. Accordingly, due to the high costs associated with the transportation of certain nitrogen products, the Company believes that it has located its facilities where it enjoys a freight advantage over many other competitors. The Company has maintained competitiveness through back- integration into ammonia, efficient management of natural gas feedstock costs and capacity expansions.

         Fertilizer Grade Ammonium Nitrate. The Company primarily markets fertilizer grade HDAN and UAN solution to distributors, dealers, national farm retail chains, regional farm cooperatives and other fertilizer producers located near its plants or distribution warehouses for ultimate sale and delivery to farmers.

         The Company believes that its fertilizer customers are concentrated mainly in the midsouth and midwest regions of the United States, where their location allows the Company to supply its customers with lower freight costs and more reliable delivery rates than certain of its competitors. The Company historically has sold more fertilizer grade ammonium nitrate and UAN solution than it had the capacity to produce, thus allowing it to operate its fertilizer plants at or near capacity year-round. Due to the high fixed costs associated with fertilizer production, the Company believes that this strategy provides it with a delivered cost advantage over certain competitors. The Company sells its UAN solution in markets that can be advantageously supplied by its Cherokee facility.

         Blasting Grade Ammonium Nitrate. As in its fertilizer business, the Company is committed to selling a greater volume of blasting grade LDAN than it produces. Unlike other ammonium nitrate producers that tend to de-emphasize the blasting market during periods of high fertilizer demand, the Company seeks to maintain product quality and availability irrespective of conditions in the fertilizer market.

         In December 1995, the Company acquired the Seneca facility, a 230,000 tons p.a. blasting grade LDAN manufacturing facility and related assets for an aggregate purchase price of approximately $38 million. The facility manufactures and sells LDAN only in the blasting market. Blasting grade LDAN is also manufactured at the Company's 110,000 ton p.a. Geneva facility. The Company also purchases blasting grade LDAN on a contract basis from third parties. Sales to manufacturers, distributors and end users are made through contracts and open market sales.

         In May 1995, as a result of the Oklahoma City bombing and the Company's commitment to the community as a Responsible Care(R) company, the Company adopted a new policy severely limiting the sale of blasting grade LDAN to any entity outside the explosives industry. The Company announced in May 1996 that it had suspended production of LDAN at the Crystal City facility due to the lack of demand for explosives from the surrounding coal mining industry. As a result of improved market conditions, the Company has entered into a multi-year sales contract for the LDAN capacity of the Crystal City facility and thus the facility was returned to operation in October 1997.

         Freight charges typically account for a significant percentage of the selling price of blasting grade LDAN, which somewhat limits the geographic areas in which manufacturers can compete. Competition generally is divided between the eastern and western regions of the United States and is based on price and product quality. Because of the location of its three plants and two distribution centers, the Company is able to compete in both regions. The Company believes that no competitor maintains a significant technological or quality advantage over the others.

         Industrial Ammonia. The Company supplies the merchant market for anhydrous and aqua ammonia through 22 customer service centers located throughout the country and sells products and services nationally. Approximately 50% of the Company's industrial ammonia sales are for chemical processing applications and environmental processes, for which demand has been increasing. The Company is experiencing an increasing demand for aqua ammonia as a result of new environmental regulations that restrict sulfur and nitrogen oxide emissions. The Company converts anhydrous ammonia into aqua ammonia at ten distribution centers.

         The Company's competitors include both ammonia manufacturers and merchant distributors. The ammonia manufacturers serve primarily the large bulk commodity users, and the merchant distributors serve the smaller volume specialty users of anhydrous and aqua ammonia, who are the focus of the Company's marketing efforts. The Company has only one major competitor, Tanner Industries, which distributes industrial ammonia products nationally. Other competitors in the industrial ammonia merchant market distribute only in local market areas.

         The Company has its own fleet of trucks and trailers for delivering these products to customers' locations. Sales are made in cylinders, less than truck load quantities, full truck load and railcar loads. The Company also sells equipment, replacement parts, safety seminars and videos, ammonia clean-out services and other services and equipment rentals, that support the primary sale of anhydrous and aqua ammonia.

         Raw Materials. At the Cherokee facility, anhydrous ammonia is produced and then upgraded into ammonium nitrate and UAN solutions. The Company purchases anhydrous ammonia to produce ammonium nitrate at the Seneca, Crystal City and Geneva facilities. The Company's investment in Avondale Ammonia reflects the Company's strategy to vertically integrate. The Company obtains approximately 220,000 tons p.a. of ammonia feedstock from Avondale Ammonia, either directly or through swapping arrangements, for its various Nitrogen Products facilities. Ammonia produced by Avondale Ammonia is transferred at cost to the joint venture partners relative to their respective ownership interests. In the aggregate, the Company purchases approximately one-third of its ammonia feedstock requirements from external ammonia manufacturers. Substantially all of its purchased ammonia requirements are supplied pursuant to contracts at prices that permit the Company to produce Nitrogen Products at a competitive cost. The primary material purchased by the Company in connection with the production of ammonia at its Cherokee and Avondale Ammonia facilities is natural gas. Natural gas is supplied throughout the United States by large pipeline companies and local distributors.

ELECTROCHEMICAL PRODUCTS

         The Company's Electrochemical Products consist primarily of chlorine and caustic soda (together, chlor-alkali) that are produced at its Gramercy facility, and the recently purchased Hochst, Germany facilities and ChlorAlp's PCL Facility (as defined herein). Chlorine is sold for a variety of uses, including the manufacture of PVC, household and industrial bleach, water treatment, titanium dioxide, and various other end-uses. Caustic soda is sold to manufacturers of aluminum, organic and inorganic chemicals, detergents and petrochemicals, and to pulp and paper processors, and water treatment facilities. For fiscal year 1998, Electrochemical Products accounted for $107.7 million of net sales (28.3% of Company total) and $9.1 million of EBITDA before unallocated corporate expenses (21.3% of Company total).

         The Gramercy facility has chlorine production capacity of 200,000 tons p.a. and caustic soda production capacity of 224,000 tons p.a. Domestically, the Company primarily competes in the Gulf Coast chlor-alkali market. Industry consultants estimate approximately 70% of Gulf Coast chlorine capacity is used by integrated producers for captive consumption in the production of downstream products. As a result, despite accounting for only approximately 2.0% of overall Gulf Coast chlorine capacity, the Company has developed a niche position in the Gulf Coast merchant chlorine market. The Company's production capacity represents an approximate 7.5% share of the 2.7 million ton p.a. market. The Company has achieved this position by focusing on chlorine sales to downstream producers of PVC, rigid urethane foam and titanium dioxide that prefer not to deal with chlorine suppliers that also produce competing downstream products. The Company believes that it has developed strong customer relationships by capitalizing upon its secure brine supply, low-cost on-site electric power and close customer proximity to consistently deliver a competitively priced product. Over 50% of the Company's chlorine and caustic soda sales are currently made to customers located within a 100-mile radius of the Gramercy facility.

         The Hochst facility is situated in an industrial park, and has permitted chlorine production capacity of 144,000 metric tons p.a. and permitted caustic soda production capacity of 163,000 metric tons p.a. The Hochst facility also operates a chlorinated methane manufacturing facility which produces methyl chloride, methylene chloride/chloroform, sodium hypochloride, calcium chloride and hydrochloric acid. Methyl chloride is used in the production of silicones and methyl cellulosis. Methylene chloride acts as a solvent for synthesis of pharmaceuticals, agrichemicals, and photo and film industry and as an extraction medium in the food industry. Chloroform is used as feedstock in the production of fluoropolymers. This facility has a permitted methyl chloride production capacity of 60,000 metric tons p.a. and permitted methylene chloride/chloroform production capacity of 70,000 metric tons p.a.

         All of the Hochst facility's chlorine output is consumed by the facility's methane chlorination plant as well as other nearby chemical production companies. The caustic soda produced by the Hochst facility is sold to a wide range of customers, primarily in Germany. Approximately 30% of the caustic soda output is produced in the form of microprills, which is the only source of caustic soda microprills in Germany, and is sold approximately 1/3 in Germany, 1/3 in Europe and 1/3 overseas. The Hochst facility sells methylene chloride worldwide to numerous customers for many different applications, while approximately 80% of the chloroform output is sold to a nearby chemical company.

         ChlorAlp's facility has chlorine production capacity of 240,000 metric tons p.a. and caustic soda production capacity of 269,000 metric tons p.a. See "--Chlor-Alkali Joint Venture" for further information about this facility.

         The Company employs the diaphragm cell technology at its Gramercy facility and the PCL Facility, and mercury cell technology at its Hochst facility. These manufacturing processes consist of the electrolysis of sodium chloride brine (salt water), which produces free hydrogen, chlorine and caustic soda solution. For safety reasons, only small quantities of chlorine are stored, and production tends to be limited to the amount of chlorine the plant can sell in a relatively short period of time. Although salt is the basic raw material used in the production of chlorine and caustic soda, electricity is the largest production cost component.

         The Gramercy facility is adjacent to a Kaiser bauxite processing facility and the two companies share a powerhouse complex and have certain operating agreements relating to this and other jointly operated or administered assets. During fiscal year 1996, the Company approved and began implementing certain capital improvements designed to reduce the electrical costs at its chlorine and caustic soda plant at Gramercy. These improvements, which included the installation of a new back-up rectifier assembly, refurbishment of generator turbine units and upgrading of the control systems, are expected to be substantially complete during fiscal year 1999. The Company intends to make approximately $10.0 million of capital improvements to the plant and equipment at its Hochst facility during fiscal year 1999, approximately $9.0 million of which was offset by a reduction of the facility's purchase price.

         The Company also operates a fluorocarbon business at its Gramercy facility. Due to the federal government's mandated phaseout of CFC production by 1996, the Company has replaced its CFC foam blowing agent product line with the next generation foam blowing agent, HCFC-141b, over the last three fiscal years. The Company has reduced its reliance on its CFC business and on fluorocarbon products in general, with expanded offerings and more intensive development of markets and facilities for the production of chlorine and caustic soda as well as products in its Nitrogen Products and Alumina Chemicals segments. As a result, CFCs contributed $33.4 million, $12.4 million, $8.1 million and $2.5 million, respectively, to the Company's income from operations for fiscal years 1994, 1995, 1996 and 1997 and immaterial amounts for fiscal year 1998.

         Raw Materials. The primary raw material used in the production of chlorine and caustic soda is salt. The Company has a long-term contract with Texaco Inc. ("Texaco"), which gives the Company the right to extract salt from a salt dome located 15 miles from the Gramercy facility. The contract expires on May 3, 2007, subject to the Company's option to renew the contract until May 3, 2032. The Company is currently negotiating a new agreement with Texaco that would give Texaco the right to open additional wells in exchange for a contract extension and certain other amendments. The Company operates a pipeline through which the brine is transported from the Texaco salt dome to the Gramercy facility.

         Natural gas is the primary cost component in generating electricity for chlorine and caustic soda production and is sold on the spot market, as well as under long-term contracts. The Company makes spot purchases and has contracts for up to one year; however, the Company also buys natural gas contracts for future delivery and enters into natural gas hedging arrangements with financial counterparties to hedge its natural gas price exposure. Fluctuations in natural gas prices may affect the operating results of the Electrochemical Products business.

         The Hochst facility receives electric power from a nearby plant and salt from various sources via river barge. The facility owns the pipeline network in the industrial park utilized for chlorine, caustic soda and certain other chemicals.

         Hydrogen Fluoride ("HF") and chlorinated organic products are the primary raw materials needed for the production of fluorocarbons. HF and the required chlorinated organic products are considered by management to be readily available for purchase domestically.

         Kaiser Powerhouse Complex. Kaiser and the Company share the powerhouse complex at the Gramercy facility, from which the Company obtains electricity and steam for use in Electrochemical Products, pursuant to certain lease and operating agreements that remain in effect (if the Company exercises renewal options) until 2008. Kaiser owns and operates the powerhouse complex which is located on Kaiser property. The costs of operating the powerhouse and the utilization of electricity and steam generated therefrom are shared in accordance with these agreements. At the Gramercy facility, Kaiser operates its alumina plants adjacent to the Company's facility that produces Electrochemical Products. The Company currently is engaged in upgrading the powerhouse facility to increase its reliability and efficiency which the Company expects will lower power costs. These lower costs will benefit the Company as it shares in the facility's output.

         Kaiser and the Company also have agreements relating to jointly operated or administered environmental compliance matters at their Gramercy and Baton Rouge facilities, other services, such as water, sewage, dock and rail, chemical, telephone and emergency response services and other matters.

         Chlor-alkali Joint Venture

         In October 1997, the Company purchased a 50% interest in the French chlor-alkali business of Rhone-Poulenc Chimie, S.A. (now known as Rhodia Chimie, "RPC"), a subsidiary of Rhone-Poulenc, and entered into certain related arrangements with RPC (the "Chlor-alkali Joint Venture"). The Company purchased, through LII Europe, its wholly owned subsidiary, a 50% stock interest in ChlorAlp S.A.S. ("ChlorAlp"). The purchase price for such interest was 42.5% of the agreed value of ChlorAlp (the "Initial Purchase"), which was approximately equal to FRF 447 million ($76.3 million) which resulted in an initial investment by the Company of FRF 190 million including an advance of FRF 66.3 million for an aggregate initial investment of approximately $35.5 million, including acquisition costs. The Company funded the Initial Purchase by drawing under the Term Loan (as defined herein) portion of its Credit Facility (as defined herein). Three members of the Company's executive management serve on the Board of Directors of ChlorAlp.

         Prior to the Closing, RPC contributed to ChlorAlp a 265,000 metric ton p.a. chlor-alkali production facility (the "PCL Facility"), as well as certain other related assets and liabilities. The Company believes that the Chlor-alkali Joint Venture will: (i) increase its international market share in chlorine and caustic soda; (ii) provide a significant entry point to the European chemical markets at an attractive initial investment cost; and (iii) produce operating efficiencies which may be derived from the operating similarities between the PCL Facility and the Company's Gramercy facility. In connection with the Chlor-alkali Joint Venture, ChlorAlp entered into market-priced long term contracts to sell to Rhone-Poulenc (or its affiliates) chlorine and caustic soda, the amounts of which historically have been approximately 65% of the PCL Facility's production output. Based on audited financial information provided by Rhone-Poulenc, in 1996, the PCL Facility generated net sales of approximately FRF 547.6 million, and based on unaudited financial information, it generated EBITDA of approximately FRF 100 million. According to this financial information, for the year ended December 31, 1996, chlorine and caustic soda represented approximately 32% and 55%, respectively, while bleach and salt accounted for approximately 4% and 9%, respectively, of net sales from the PCL Facility to be contributed to ChlorAlp.

         Pursuant to its agreement with RPC, RPC has the right at its option to sell to the Company the remaining 50% of the stock of ChlorAlp for approximately FRF 167 million (approximately $28 million), subject to certain adjustments ("the RPC Put"). The RPC Put may be exercised at any time from April 1998 through April 2002, pursuant to a put and call agreement among RPC, ChlorAlp, LII Europe and the Company (the "Put and Call Agreement"). If RPC does not exercise the RPC Put during such period, the Company may "put" its ownership interest back to RPC (the "Company Put") at a price ranging from approximately FRF 95 million to FRF 142 million (approximately $16 million to $24 million), subject to other adjustments and subject to RPC's further rights to exercise the RPC Put within the six-month period following notice of the Company's exercise of the Company Put. If the Company cannot or does not purchase RPC's stock pursuant to the RPC Put, RPC has the right to require the Company to sell its 50% interest to RPC one year after notice of the RPC Put.

paid by the Company for the Initial Purchase, subject to certain adjustments. Consequently, there can be no assurance that the Company will own 100% of ChlorAlp in the future, and the Company may be required to sell its 50% interest.

         The Company has agreed to reimburse, on a "stand-by" basis, RPC for the Company's proportionate share of any amounts that RPC is ultimately required to pay under its pre-existing guarantee of the obligations of CEVCO, the provider of electric energy to ChlorAlp, in respect of steam turbines leased by CEVCO under a certain operating lease (the "Turbine Lease"). The Company's proportionate share under such arrangement is limited to a maximum of FRF 172 million. The remaining term of the Turbine Lease is SIX years. The Company's proportionate share of such lease payments, based on current and expected ownership percentages, will not exceed $2.0 million per year prior to the exercise of the RPC Put, and will not exceed $4.0 million per year after exercise of the RPC Put, each based on current currency exchange rates.

         The Company and RPC have also entered into a shareholders agreement (the "Shareholders' Agreement") effective as of the same date as the Put and Call Agreement, which provides for, among other things, governance of ChlorAlp. The Put and Call Agreement also contains restrictions upon the ability of the shareholders of ChlorAlp to compete with ChlorAlp during the term of the Shareholders' Agreement and, with respect to an exiting shareholder, for three years thereafter. In the event of a change of control of the Company, RPC would be able to invoke the RPC Put.

         As part of the Chlor-alkali Joint Venture, ChlorAlp entered into agreements with RPC and its affiliates and other third parties: (i) to own and operate jointly a powerhouse complex (the "Powerhouse Complex") located at the PCL Facility for the generation of electricity, steam and demineralized water for the PCL Facility's operations; (ii) to own a brine mine, and the extraction rights thereto, at Hauterives, France (the "Hauterives Facility"), and to operate a brine pipeline to transport sodium chloride from the Hauterives Facility to the PCL Facility; (iii) for the supply of certain products and services by RPC to ChlorAlp; and (iv) to sell to Rhone-Poulenc (or its affiliates) chlorine and caustic soda, the amounts of which historically have been approximately 65% of the PCL Facility's production output. In addition, ChlorAlp entered into long-term arrangements with Elf Atochem S.A., France's second largest chemical company and a wholly owned subsidiary of Elf Acquitaine S.A., which operated the Saint Fons bleach facility that was transferred to ChlorAlp.

         Pursuant to the Chlor-alkali Joint Venture, ChlorAlp intends to distribute by dividend to its shareholders, 100% of its net income annually. Under the terms of the Shareholders' Agreement, capital expenditures will be funded from excess cash provided by operating income of ChlorAlp. There will be no obligation on the Company or RPC to fund any capital expenditures. It is anticipated that any debt facilities required by ChlorAlp will be borrowed locally by ChlorAlp without support from either RPC or the Company.

ALUMINA CHEMICALS

         The Company's Alumina Chemicals business, located at its Baton Rouge facility, includes specialty activated aluminas and Versal(R) gel aluminas. These specialty products are used as desiccants, adsorbents, catalysts and catalyst support systems. The Company believes that it is the world's second largest producer of activated aluminas, with an estimated annual production capacity of 50 million pounds, and the world's second largest merchant producer of gel aluminas, with an estimated annual production capacity of 20 million pounds. The Company is also an equity investor in two joint ventures, (CRILAR and the Kaiser LaRoche Hydrate Partnership, a partnership with Kaiser in which the Company acquired a 45% interest (the "Hydrate Partnership")), related to its specialty aluminas business. For fiscal year 1998, Alumina Chemicals accounted for $38.4 million of net sales (10.1% of Company total) and $7.3 million of EBITDA before unallocated corporate expenses (17.0% of Company total).

                                     INTERMEDIATE                 TYPICAL
        COMPANY PRODUCT                PRODUCTS                 APPLICATIONS                 NAMEPLATE CAPACITY
--------------------------------   ---------------    ----------------------------------  -----------------------
Activated alumina chemicals.....    Adsorbent         Polyethylene, hydrogen              50 million lbs. p.a.
                                    materials,        peroxide, petrochemicals,
                                    catalysts, and    gasoline additives and air
                                    desiccants        purification
Versal(R)alumina chemicals......    Catalysts         Oil refining, gasoline additives    20 million lbs. p.a.(1)
                                                      and automobile emission control
Hydrate.........................    None              Detergents, plastics, flame         NA(2)
                                                      retardant materials, and specialty
                                                      aluminas

----------
(1) The Company also owns, through CRILAR, an interest in a second Versal(R) facility with annual production capacity of 20 million lbs. p.a.
(2) Hydrate marketed by the Hydrate Partnership is produced at Kaiser's Gramercy facility. The Company has no direct hydrate capacity.

         In specialty aluminas, product performance is the basis for commanding a pricing premium. The Company believes that it has successfully developed superior and technically advanced custom products for its customers, especially in its Versal(R) product line. The Company has developed strong relationships due to the customer-specific nature of its products.

         Activated Alumina Chemicals. The Company manufactures activated alumina chemicals, which are used as catalysts for a variety of industrial applications, and are all available in different size fractions. Activated alumina chemicals are marketed to several different industry segments. The Company's major customers include major polyethylene manufacturers, hydrogen peroxide producers, petrochemical manufacturers, natural gas processors and gasoline additive manufacturers.

         Versal(R) Alumina Chemicals. The Versal(R) line of alumina chemicals includes several types of products made using the Company's proprietary Versal(R) process. The Company's Versal(R) products are produced by the Company at its owned facility at Baton Rouge and at the CRILAR facility (as described below).

         Versal(R) products are supplied to a wide variety of catalyst producers, including oil refineries and automobile catalyst manufacturers. As evolving environmental regulations alter the catalyst requirements of automobile manufacturers, crude oil refiners and other catalyst users, the Company believes that the key to increasing market share will be the ability to meet unique customer demands for product characteristics. The Company believes that the Versal(R) process allows it to produce a full line of Versal(R) powders to satisfy the changing needs of its customers. Most of the Company's competitors produce only one type of alumina powder.

         CRILAR. In September 1995, the Company and Criterion formed CRILAR for the production of Versal(R) aluminas. The Company sold a 50% interest in certain Versal(R) alumina production equipment for $5.5 million as part of the joint venture arrangement. CRILAR obtained title to the Company's Versal(R) II plant. The Company continues to operate the facility under an operating agreement.

         Hydrate; Hydrate Partnership. Historically, the Company was a significant distributor of hydrate, which it purchased from Kaiser. In January 1993, the Company ceased its distribution of hydrate and entered into the Hydrate Partnership for the development, operation and management of a marketing operation for the sale of hydrate. The Company markets hydrate through the Hydrate Partnership. This partnership was formed in January 1993 for the development, operation and management of a marketing operation for the sale of hydrate. The Company jointly manages and has a 45% ownership interest in the partnership. The Hydrate Partnership purchases hydrate from Kaiser at competitive prices pursuant to a 20 year contract. All of the hydrate purchased by the Hydrate Partnership is sold to third parties, except for certain sales to CRILAR. In addition, the Company typically purchases all of its hydrate requirements from Kaiser under a long-term contract.

         Raw Materials. Hydrate, which is the primary raw material in the production of alumina chemicals, is generally supplied by aluminum manufacturers. The Company purchases all of its hydrate raw material requirements from Kaiser under a long-term contract and, on occasion, from other third party suppliers. Collectively, the Company and the Hydrate Partnership purchase a significant portion of Kaiser's hydrate production from its Gramercy facility. However, the Company does not directly purchase any hydrate from the Hydrate Partnership, with the exception of certain hydrate purchased by the CRILAR joint venture.

RESEARCH AND DEVELOPMENT

         The Company has operated a research and development center at its Baton Rouge facility since 1989 to develop and test new products and production methods. The Company had research and development expenditures of approximately $4.0 million, $3.8 million and $3.4 million in fiscal years 1998, 1997 and 1996, respectively. The research and development center focuses on both process and product development. Many of the Company's innovations involve improvements to processes that allow existing products to be used in new applications. The research and development center also provides technical support for the Company's various product lines and is involved in the Company's plant upgrade projects. Through its research and development center, the Company also conducts research on a contract basis for third parties, including customers. Particular areas of emphasis for the research and development effort have been CFC and HCFC replacement processes and products and the development of new alumina chemical products to meet the needs of the Company's customers.

PATENTS

         The Company owns or has applied for approximately 30 patents and is licensed under other patents covering certain of its products and processes. The Company generally applies for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, seeks licenses when such products or processes are developed by others. Although in the aggregate the rights under such patents are important to the Company's operations, no significant segment of the Company's business or its business as a whole is dependent on any particular patent or license.

SEASONALITY

         A portion of the Company's nitrogen business serves the agricultural fertilizer market, which is seasonal with greater sales of such products occurring in the spring and, to a lesser extent, in the fall planting seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

GOVERNMENTAL REGULATION

         The Company is subject to various U.S. federal, state and local environmental laws and regulations, as well as various environmental laws and regulations in Europe, governing the use, handling, transportation, discharge, storage, and disposal of hazardous materials because the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing processes. Environmental laws and regulations have evolved rapidly over the last three decades typically becoming more restrictive of activities that may impact the environment, such as emissions of pollutants to air and water, generation and disposal of wastes and use and handling of chemical substances. Consequently, the Company is required to obtain various permits for the operation of its plants and related facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities enforce compliance with these regulations and permits, impose excise taxes on certain of the Company's products and implement environmental plans. Violators of these regulations are subject to civil and criminal penalties, including civil fines, injunctions or both. Accordingly, certain governmental regulation compliance costs and potential liabilities are inherent in the Company's operations and products. The Company cannot at this time assess with certainty the degree of impact of future emissions standards and enforcement practices upon its operations or capital expenditure requirements. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, regulate the use of hazardous chemicals in the workplace. The Company uses asbestos in the manufacture of its electrochemical products, and some of its operating facilities contain structural asbestos that the Company believes is properly contained.

         The Company is subject to the Clean Air Act and comparable state statutes regulating air emissions. The Clean Air Act contain provisions that may result in the imposition of certain pollution control requirements with respect to air emissions from the Company's operations. Depending upon requirements that may be imposed by state and local regulatory authorities in the implementation of those provisions and related regulations, the Company may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals. Until such time as the requirements of the new Clean Air Act Amendments are fully implemented, the Company is unable to estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At present, the Company does not believe that such regulations will have a material effect on its financial condition or results of operations.

         The Clean Air Act Amendments provided for the phase-out of the production of CFCs (R-11 and R-12) as of January 1, 1996, followed by the phase-out of the production of the HCFC-141b by January 1, 2003. The Clean Air Act also regulates sulfur and nitrogen oxide removal from emissions and provides certain incentives for the production of reformulated gasolines. These regulations may increase the demand for certain of the Company's alumina chemicals and ammonia products.

         Chlorine use has been affected and may be affected further by certain environmental regulations, both final and pending, particularly those relating to the discharge of dioxins by pulp and paper producers. When chlorine is used in the pulp bleaching process, dioxins are a by-product. From time to time legislation is introduced proposing the elimination of discharges of chlorine compounds into navigable waters and requiring zero discharge limits for certain toxic substances, including certain chlorinated compounds.

         The Company voluntarily strives to adhere to the Guiding Principles of the Responsible Care(R) initiative of the Chemical Manufacturers Association and its six Codes of Management Practices. The Company believes that these codes typically are more stringent than the legal requirements in the areas of process safety, employee safety, pollution prevention and chemical distribution.

EMPLOYEES

         As of April 30, 1998, the Company had approximately 1,120 full-time employees, approximately 730 of whom were represented by labor unions under various collective bargaining agreements. Since 1986, the Company has had three labor disputes, none of which caused any material production delays. The Company considers its relations with its existing union and non-union employees to be satisfactory.

ITEM 2.           PROPERTIES

         The Company has seven facilities where its products are manufactured, 22 customer service centers from which it distributes anhydrous and aqua ammonia and four warehouses that it uses for delivery and storage of fertilizer. The Company's manufacturing facilities include one facility located in Baton Rouge which manufactures alumina chemicals, two facilities located in Gramercy and Hochst which manufacture electrochemical products and four facilities located in Cherokee, Crystal City, Geneva and Seneca which manufacture nitrogen products.

         The Company believes that its primary facilities are in suitable condition and adequate for its current operations. The following table presents certain information relating to the principal facilities owned by the Company.

    LOCATION                       DESCRIPTION AND BUSINESS LINE                           STATUS
-----------------  ------------------------------------------------------------  ------------------------
Baton Rouge......  Alumina chemicals: activated and Versal(R) alumina            Owned
                   chemicals facility.
Gramercy.........  Electrochemical products: hydrochlorofluorocarbons, caustic   Owned
                   soda and chlorine facility.
Hochst...........  Electrochemical products: chlorine, caustic soda and          Equipment - Owned
                   chlorinated methane compounds facility.                       Building & Land - Leased
Cherokee.........  Nitrogen products: fertilizer and blasting grade ammonium     Owned
                   nitrate facility and distribution center.
Crystal City.....  Nitrogen products: fertilizer and blasting grade ammonium     Owned
                   nitrate facility.
Geneva...........  Nitrogen products: blasting grade ammonium nitrate facility.  Owned
Seneca...........  Nitrogen products: blasting grade ammonium nitrate facility.  Owned

         The Company is an equity investor in four manufacturing joint ventures. The CRILAR joint venture is located within the Baton Rouge facility, and the Hydrate Partnership's operations are located in Gramercy. The PCL Facility is located near Grenoble in Pont-de-Claix, France, the facility and the land interests of which are owned by the Chlor-alkali Joint Venture. The Avondale Ammonia facility is located in Westwego, LA and is owned by Avondale Ammonia, and is situated on land leased from Cytec.

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

         The Credit Facility is secured by a security interest in substantially all of the Company's domestic properties and assets granted to the lenders thereunder.

ITEM 3.           LEGAL PROCEEDINGS

         General. The Company and its subsidiaries have been named as defendants in a number of legal actions arising from normal business activities. Although management believes, based upon the information currently available, that, except as otherwise described in this section, such other legal actions are likely to be resolved without a material adverse effect upon the financial condition and results of operations of the Company, resolution of certain matters could be material to the results of operations of any single fiscal quarter. However, the aggregate cost of such legal actions are inherently impossible to predict and there can therefore be no assurance that this will be the case. Additionally, the Company is involved, to the extent and with the Company's assessment of the effect noted, in the proceedings set forth below and in the Environmental Proceedings section which follows.

         Recent Developments. As previously reported, in December 1997, the Company was named as a defendant in three civil antitrust actions (two of which are the same suit filed in two separate jurisdictions), brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the United States Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company has filed answers denying liability in such civil actions and intends vigorously to defend them.

         On or about May 5, 1998, the Company was dismissed as a defendant by the plaintiff in one of such civil lawsuits. However, the Company does not expect that the plaintiffs in the remaining two cases will dismiss their claims against the Company. Also, there can be no assurances that the Company will not be added as a defendant in other existing civil antitrust lawsuits pending against parties other than the Company, one of which existing lawsuits being a class action suit. If the Company were to be found liable in any of such existing or potential antitrust lawsuits, the monetary damages for which the Company might be responsible could be materially adverse to the financial condition of the Company.

ENVIRONMENTAL PROCEEDINGS

         Gramercy, Louisiana. On July 28, 1989, a 28,000 gallon mixture primarily consisting of chloroform and carbon tetrachloride was spilled at the Company's Gramercy plant during the off-loading of a barge. Although immediate corrective action was initiated, the spill impacted the shallow soils and groundwater. Expenditures for corrective action and to determine the extent of contamination through February 28, 1998, have been approximately $3.8 million. The Company estimates that the remaining cost to complete remediation could be up to an additional $1.9 million over the next few years.

         On June 27, 1996, Marathon filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy. Marathon's preliminary claim statement for damages incurred totals $8.5 million. In connection with the gasoline release, a class action petition was filed in the 23rd Judicial District Court for the Parish of St. James, Louisiana against Marathon and the Company on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release. On May 30, 1997, two additional plaintiffs filed suit against Marathon, the Company and certain unnamed defendants alleging damages suffered as a result of the gasoline spill and clean-up operations. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. Management believes that the Company has meritorious defenses to these claims and is vigorously defending itself against all claims. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability.

         In January 1997, the owner of the land over which the brine pipelines serving the Company's Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines immediately. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. The Company intends to replace such pipeline as soon as practicable after such replacement is authorized by the authorities having jurisdiction over the pipeline. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility.

         Greensboro, North Carolina. The Company acquired a Greensboro, North Carolina fertilizer plant and warehouse that was formerly used by Armour to produce sulfuric acid as part of the 1986 purchase from USX. After a fire destroyed the plant and most of the warehouse in 1989, the Company began an effort to assess the effects of historical contamination at the site. The original assessment addressed several areas, including a former wastewater holding pond. USX has retained substantial liability with respect to assessment and remediation of this site. The Company believes that its portion of the remedial costs, including the cost of soil remediation and off-site disposal of waste material and building debris, are adequately accrued.

         Pursuant to the Asset Purchase Agreement dated April 30, 1986 between USX and the Company, USX generally retains all environmental liabilities relating to the acquired assets resulting from events occurring prior to the closing date. The costs of any environmental liabilities arising due to both parties' ownership or use of the purchased assets will be allocated in accordance with each parties' contribution to the events or circumstances which gave rise to the liabilities.

         Other. In addition to the matters described above, the Company is also involved, to varying degrees, in litigation, as well as remedial activities at other facilities. Although management believes, based upon information currently available, that such other litigation and activities are likely to be resolved without a material adverse effect upon the financial condition and results of operations of the Company, the aggregate cost of such litigation and remedial activities cannot be precisely predicted, and there can be no assurance that this will be the case.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security-holders of the Company during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of May 27, 1998, the Common Stock is held by 15 persons, all of whom are affiliated with the Company. No dividends were declared on the Common Stock until January 1996 when the Company's Board of Directors declared its first quarterly dividend of $.50 per share. The Company also paid quarterly dividends of $.50 per share during fiscal year 1997 and through the first quarter of fiscal year 1998, and $.75 per share for the second, third and fourth quarters of fiscal year 1998. The payment of dividends is a decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time. In addition, the Company's debt instruments include restrictions that may limit future dividends.

         On September 23, 1997, the Company issued $175 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"), in an unregistered private placement to Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers"). The aggregate offering price for the Notes was $174,216,000, or 99.552% of par value, and the Initial Purchasers received an aggregate discount of $5,250,000, or 3%. The Initial Purchasers subsequently placed the Notes with certain qualified institutional buyers in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

         Because the Notes were issued in a private transaction with only the two Initial Underwriters, and not in connection with a public offering, the Company relied upon an exemption from the registration requirements of the Securities Act based upon Section 4(2) thereof.

ITEM 6.           SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial information of the Company. The following selected historical consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto are included elsewhere herein. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been reflected therein.

                                                                        FISCAL YEAR ENDED
                                          -------------------------------------------------------------------------------
                                          FEBRUARY 28,    FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                              1994            1995           1996(a)          1997(b)           1998(c)
                                          ------------    ------------     ------------     ------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales ....................            $    375,511    $    420,723     $    448,982     $    379,285     $    381,014
Cost of sales ................                 302,075         329,383          350,066          313,871          319,242
                                          ------------    ------------     ------------     ------------     ------------
Gross profit .................                  73,436          91,340           98,916           65,414           61,772
Selling, general and
   administrative expenses ...                  50,048          54,135           54,631           54,777           56,594
                                          ------------    ------------     ------------     ------------     ------------
Income from operations .......                  23,388          37,205           44,285           10,637            5,178
Interest and amortization of
   debt expense ..............                  (7,118)        (13,083)         (15,973)         (14,881)         (17,510)
Income from equity investments                   3,257           2,540            2,647            4,909            2,698
Other income,  net ...........                     128           1,581            1,163              411              182
(Provision) benefit for income
   taxes .....................                  (8,499)        (12,297)         (13,170)            (417)           3,653
                                          ------------    ------------     ------------     ------------     ------------
Income (loss) before minority
   interests and extraordinary
   charges ...................            $     11,156    $     15,946     $     18,952     $        659     $     (5,799)
                                          ============    ============     ============     ============     ============
Net income (loss) ............            $      6,853    $     13,023     $     18,952     $        659     $    (18,089)
                                          ============    ============     ============     ============     ============
OTHER FINANCIAL DATA:
EBITDA(d) ....................            $     42,525    $     56,538     $     67,430     $     39,099     $     37,825
Cash flows from operations ...                  29,071           5,495           60,751           25,332           46,366
Capital expenditures(e) ......                  27,897          17,651           16,894           35,784           37,898
Ratio of earnings to fixed
   charges(f) ................                     1.9x            2.4x             2.7x             1.1x              --
Cash dividends ...............            $         --    $         --     $        233     $        912     $      1,095

                                                                        FISCAL YEAR ENDED
                                          -------------------------------------------------------------------------------
                                          FEBRUARY 28,    FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
                                              1994            1995           1996(a)          1997(b)           1998(c)
                                          ------------    ------------     ------------     ------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF
   PERIOD):
Cash and cash equivalents ....            $      4,096    $      5,900     $      3,265     $      1,165     $     12,884
Working capital ..............                   5,521          58,307           29,269            6,832           12,985
Total assets .................                 241,721         300,421          305,932          312,365          405,414
Total long-term debt(g) ......                  50,639         120,686          113,691          105,036          208,260
Total debt(h) ................                  79,067         130,500          125,089          145,901          237,924
Common stock with redemption
   features ..................                  16,538          15,392           12,246            4,177            3,505
Stockholders' equity .........                  23,404          34,478           51,296           50,906           31,648

---------

(a) In September 1995, the Company entered into the CRILAR joint venture. Since that time, sales related to the assets contributed to such joint venture have been excluded from the Company's sales, and results of the Company's interest in the CRILAR joint venture have been accounted for as income from equity investments. Fiscal year 1996 also reflects the results of operations of the Company's Seneca facility since December 1995, the date the Company acquired substantially all of the assets of such facility.
(b) In April 1996, the Company sold substantially all of the property, plant and equipment and certain other assets used in its calcined and tabular alumina chemical businesses.
(c) During 1998, the Company entered into the Credit Facility and repaid the existing revolving credit facility, refinanced the senior subordinated debt of the Company, invested in ChlorAlp and acquired the Hochst facility.
(d) EBITDA represents income from operations plus cash received from equity investments plus depreciation, amortization and non-cash long-term asset writedowns reflected in income from operations. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements, and payments made for interest and income taxes.
(e)      Capital expenditures exclude noncash additions through capital leases.
(f) For purposes of calculating the historical ratio of earnings to fixed charges, earnings consist of income before income taxes, minority interests and extraordinary charges plus fixed charges, adjusted to exclude the undistributed earnings from equity investments and the increase in redemption value of certain stock of a subsidiary held by minority stockholders included in such fixed charges but not deducted in the determination of income before minority interests. Fixed charges consist of interest expense, amortization of debt expense, such portion of rental expense deemed to be representative of the interest factor and the pretax earnings required to cover the increase in redemption value of certain stock of a subsidiary held by minority stockholders. For the year ended February 28, 1998, earnings are inadequate to cover fixed charges by approximately $8.5 million.
(g) Total long-term debt includes term debt and capital leases, excluding any current portion.
(h) Total debt includes the current and non-current portions of term debt, capital leases, revolving credit facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in this 10-K Annual Report.

SIGNIFICANT DEVELOPMENTS

         The Company historically has expanded its business through acquisitions of other related businesses and investments in joint venture arrangements, and the Company continues to evaluate acquisition and joint venture opportunities. Accordingly, on December 31, 1997, the Company (through a wholly-owned subsidiary) purchased certain chlor-alkali and chlorinated methane manufacturing facilities located near Frankfurt in Hochst, Germany from Celanese GmbH, Frankfurt, a subsidiary of Hoechst AG. These facilities produce chlorine, caustic soda, sodium hypochloride, calcium chloride, methyl chloride, methylene chloride/chloroform and hydrochloric acid. The Company funded the purchase with funds drawn from its Revolving Credit Facility portion of its Credit Facility. The purchase price was net of certain planned capital expenditures by Celanese GmbH. The Company expects to complete certain of these planned projects in addition to other projects related to environmental upgrades and to increase the capacity and efficiency of the facility.

         In October 1997, the Company purchased a 50% interest in ChlorAlp in connection with the Chlor-alkali Joint Venture, as discussed elsewhere herein. The Company's initial investment in ChlorAlp was approximately $35.5 million. In connection with the Chlor-alkali Joint Venture acquisition, the Company entered into a cross-currency interest rate swap agreement to hedge the Company's investment. The Company includes in income the gains and losses related to the portion of this agreement which is not designated as an accounting hedge based upon the market values of the instrument. Gains and losses related to the portion of this agreement designated as an accounting hedge of the Company's equity investment are accounted for as an offset to the translation adjustment. See "Business -- Electrochemical Products -- Chlor-alkali Joint Venture."

         In September 1997, the Company refinanced its outstanding indebtedness under its then-outstanding $100 million aggregate principal amount of 13% Senior Subordinated Notes due 2004 (the "13% Notes") and then-existing bank credit facility (the "Old Facility") (collectively, the "Refinancing). The Refinancing was funded through the issuance of $175 million aggregate principal amount of (9 1/2% Senior Subordinated Notes due 2007 (the Notes) and the Credit Facility, the net proceeds from which were used to repurchase approximately 99% of the 13% Notes and repay certain borrowings under the Revolving Credit Facility. The Company also amended the Indenture governing the remaining 13% Notes to eliminate substantially all its restrictive covenants. The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. In connection with issuing the Notes and redeeming the 13% Notes, the Company paid call and prepayment premiums and incurred other costs. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and is reflected in the Company's consolidated statement of income as an extraordinary charge. In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility (the "Credit Facility"), which currently provides for a $125.0 million revolving credit facility (the "Revolving Credit Facility") and a $35.0 million term loan (the "Term Loan"). The Company used a portion of the Revolving Credit Facility to retire the Old Facility. All of the Term Loan was drawn in October 1997 for purposes of closing the Chlor-alkali Joint Venture.

         During December 1997, the Company entered into a multi-year tolling contract for the production of

LDAN at its Crystal City facility. The contract allowed the Company to start up production of its LDAN plant at its Crystal City facility for the first time since it was idled in the spring of 1996. During January 1998, the Company experienced a fire at its Crystal City facility that caused damage to its equipment, requiring the plant (including the recently operating LDAN plant) to shut down production completely. As of April 1998, the Crystal City facility is operational and no additional shutdowns are planned by Management in the near future. Also, during fiscal year 1998, the Company's Geneva facility experienced mechanical failure of a turbine that caused the facility to shutdown production from October 1997 to December 1997. Management believes that the property damage and business interruption are covered by insurance and that there will be no significant adverse impact on the Company's operations as a result of such events.

         The Company has a natural gas hedging program designed to reduce the Company's exposure to natural gas price volatility. Natural gas is the primary raw material used for the production of ammonia in the Nitrogen Products segment and electricity in the Electrochemical Products segment. The Company purchases its natural gas pursuant to market based contracts with natural gas producers. To protect against the risk of increasing prices, the Company, at its option, periodically fixes its cost under these contracts in accordance with the pricing mechanisms included in the contracts. Fixed price purchase commitments pursuant to the contracts aggregated $6.8 million as of February 28, 1998. The Company also at times utilizes option spread agreements ("collars") to establish a range of cost on a portion of its natural gas requirements. A significant portion of the Company's requirements are hedged for the next twelve months. The Company is currently considering various alternatives to hedging its natural gas price volatility in its European operations.

         The Company also participates in two cross currency interest rate swaps in order to reduce its exposure to currency exchange risk. Under these current contracts, the Company remits quarterly interest payments to its exchange partners in an designated foreign currency and, in exchange, receives quarterly interest payments from its exchange partners in U.S. dollars at agreed upon rates. As of February 28, 1998, the Company was a party to one of the contracts; a 5 year, $60.0 million (FRF 372.4 million) cross currency interest rate swap designed to hedge its exchange risk in its investment in ChlorAlp. Subsequent to February 28, 1998, the Company entered into a 5 year, $50.0 million (DM 90.0 million) cross currency interest rate swap designed to hedge the exchange risk related to the assets of its German facilities.

         During fiscal year 1998, the Company experienced decreased income from operation in both its Electrochemical Products business and its Nitrogen Products business as a result of certain external factors including decreased ECU prices and decreased ammonia prices, respectively. The decline in ECU prices was primarily the result of increased competitive market conditions. The decline in ammonia prices was primarily the result of increased worldwide production capacity.

         As of February 28, 1998, the Company was not in compliance with certain financial and nonfinancial covenants contained in its Credit Facility. The Company has received the appropriate amendments and waivers with respect to these violations. While management expects to remain in compliance with the covenants contained in the Credit Facility and the Indenture, it is possible that the Company may not comply with such covenants in the future.

SEGMENT INFORMATION

         The following table presents business segment information for the fiscal years ended February 29, 1996 and February 28, 1997 and 1998, respectively:

                                                                 FISCAL YEAR ENDED
                                         ------------------------------------------------------------------
                                         FEBRUARY 29, 1996       FEBRUARY 28, 1997       FEBRUARY 28, 1998
                                         ------------------     -------------------    --------------------
                                                    PERCENT                 PERCENT              PERCENT OF
                                          AMOUNT   OF TOTAL      AMOUNT    OF TOTAL     TOTAL      AMOUNT
                                         --------  --------     --------   --------    --------  ----------
                                                               (DOLLARS IN THOUSANDS)
NET SALES:
Nitrogen Products................        $248,438     55.3%     $242,408     63.9%     $234,884     61.6%
Electrochemical Products.........         138,775     30.9        96,738     25.5       107,686     28.3
Alumina Chemicals................          61,769     13.8        40,139     10.6        38,444     10.1
                                         --------    -----      --------    -----      --------    -----
     Total.......................        $448,982    100.0%     $379,285    100.0%     $381,014    100.0%
                                         ========    =====      ========    =====      ========    =====
INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products................        $ 20,468     46.2%     $ 11,710    110.1%     $ 11,303    218.3%
Electrochemical Products.........          29,624     66.9         8,562     80.4        (1,181)   (22.9)
Alumina Chemicals................            (448)    (1.0)       (3,897)   (36.6)           34      0.7
Corporate........................          (5,359)   (12.1)       (5,738)   (53.9)       (4,978)   (96.1)
                                         --------    -----      --------    -----      --------    -----
     Total.......................        $ 44,285    100.0%     $ 10,637    100.0%     $  5,178    100.0%
                                         ========    =====      ========    =====      ========    =====


RESULTS OF OPERATIONS

Comparison of Years Ended February 28, 1998 and February 28, 1997

         Net Sales. Net sales for the fiscal year 1998 increased to $381.0 million from $379.3 million in fiscal year 1997, an increase of $1.7 million (0.5%).

         The Nitrogen Products segment's net sales decreased $7.5 million (3.1%) due primarily to decreased sales volumes from its plants of $11.1 million primarily as a result of unexpected outages at its Geneva and Crystal City facilities and a delay in the start up of the Phase II expansion at its Cherokee facility. The Phase II project is expected to improve ammonium nitrate prill production and has increased the ammonium nitrate production capacity of the facility. In addition, the Crystal City and Geneva facilities (including the LDAN plant at Crystal City) are currently running and are expected to increase production capacity during fiscal year 1999. In addition, the Company experienced decreased sales prices in agricultural markets of $9.2 million due to increases in the worldwide ammonia production capacity, as discussed above. Such decreases were partially offset by increased sales volumes at its nitrogen warehouses of $7.4 million primarily as a result of regional weather and planting conditions and increased selling prices in blasting grade ammonium nitrate of $5.4 million due to stronger market conditions.

         The Electrochemical Products segment's net sales increased $10.9 million (11.3%) primarily due to the acquisition of the Hochst facility from Celanese GmbH on December 31, 1997 (the "German Acquisition") which contributed sales of $20.2 million. Such increase was partially offset by: (i) decreased ECU prices during the year of $4.5 million, (ii) a $3.6 million decrease in sales volume of fluorocarbon products primarily as a result of the federally-mandated withdrawal from production of CFCs R-ll and R-12 and the Company's exit from packaged refrigerant products and (iii) decreased sales prices of R-141b of $2.0 million primarily due to poor market conditions. In accordance with the federally-mandated phase-out, the Company continued to sell its remaining bulk CFCs during fiscal year 1997, no significant sales were made during fiscal year 1998.

         The Alumina Chemicals segment's net sales decreased $1.7 million (4.2%) which consisted primarily of: (i) decreased activated alumina sales volumes of $2.2 million and (ii) $3.0 million from the sale of the Company's calcined and tabular alumina production facilities to C-E Baton Rouge, Inc. ("C-E") on April 1, 1996. Such decreases were partially offset by increased Versal(R) sales volumes of $2.0 million and increased sales prices of alumina products of $1.5 million.

         Income from Operations. Income from operations for fiscal year 1998 decreased to $5.2 million from $10.6 million in fiscal year 1997, a decrease of $5.4 million (51.3%).

         The Nitrogen Products segment's income from operations decreased by $0.4 million (3.5%) during fiscal year 1998 as compared to the preceding year. This decrease consisted of several offsetting factors including (i) decreased sales prices in agricultural markets of $9.5 million due to increases in worldwide ammonia production capacity, (ii) decreased margins of $1.7 million in part as a result of unexpected outages at its Geneva and Crystal City facilities, (iii) decreased raw materials costs at its warehouses and distribution facilities of $5.3 million and decreased natural gas costs at its manufacturing facilities of $1.6 million, (iv) decreased labor, maintenance and other costs of $3.7 million as compared to fiscal year 1997 and (v) increased profits in blasting grade ammonium nitrate primarily as a result of price increases as discussed above.

         The Electrochemical Products segment's loss from operations decreased by $9.7 million (113.8%) during fiscal year 1998 as compared to the preceding year. This decrease consisted primarily of lower income from operations in chlorine and caustic soda of $3.5 million and fluorocarbons of $6.2 million. The decline in profitability of chlorine and caustic soda resulted primarily from lower ECU prices. In addition, the Company recorded a $2.1 million loss on a french franc foreign currency hedge related to its ChlorAlp joint venture investment in France. The Company experienced a $5.2 million decrease in fluorocarbons income from operations, resulting primarily from the federally-mandated withdrawal from production of certain fluorocarbons and refrigerant products, and decreased sales prices of HCFC R-141b products. In addition, a loss on the disposal of LaRoche Air Systems Inc. resulted in decreasing fluorocarbons income from operations by $1.0 million.

         The Alumina Chemicals segment's income from operations improved by $3.9 million (100.9%) during fiscal year 1998 as compared to the preceding year. The increase was primarily the result of increased margins on Versal(R) alumina products of $2.6 million due to increased sales volumes and improved operational performance. Income from operations for the Alumina Chemicals segment in fiscal 1997 included losses of $0.4 million associated with the calcined and tabular businesses which was sold to C-E during fiscal year 1997.

         Corporate Expenses. Corporate expenses for fiscal year 1998 decreased $760,000 to $5.0 million from $5.7 million for fiscal year 1997. For fiscal years ended 1998 and 1997, as a percentage of net sales, these corporate expenses were 1.3% and 1.5%, respectively.

         Interest and Amortization of Debt Expense. Interest expense for fiscal year 1998 increased to $17.5 million from $14.9 million in fiscal year 1997, an increase of $2.6 million (17.7%). The increase was primarily due to the Company's refinancing of its senior indebtedness and the purchases of its European facilities as discussed above.

         Income from Equity Investments. Income from equity investments decreased to $2.7 million in fiscal year 1998 from $4.9 million in fiscal year 1997, a decrease of $2.2 million (45.0%). The decrease in equity income was primarily due to a decline in income earned from the Hydrate Partnership as a result of increased costs incurred by the partnership and a net loss incurred from the ChlorAlp joint venture which primarily resulted from certain start up costs as a result of the Company's investment in October 1997.

         Other Income, Net. Other income, net, for fiscal year 1998 decreased to $182,000 from $411,000 for fiscal year 1997, a decrease of $229,000.

         Benefit (Provision) For Income Taxes. Benefit (provision) for income taxes for fiscal year 1998 decreased to $3.7 million from ($417,000) for fiscal year 1997, a decrease of $4.1 million (976.0%). The decrease reflects the decrease in income before income taxes as compared to fiscal year 1997. The effective tax rates were 38.6% and 38.8% for fiscal years 1998 and 1997, respectively.

         Extraordinary charge. For fiscal year 1998, net loss included an extraordinary loss of $12.3 million (net of income tax benefit of $7.7 million) as a result of the early extinguishment of the Company's senior indebtedness as discussed above which included certain call and prepayment premiums.

         Net Income (Loss). As a result of the factors described above, net income (loss) for fiscal year 1998 was ($18.1) million. Net income decreased $18.7 million from the preceding year.

Comparison of Years Ended February 28, 1997 and February 29, 1996

         Net Sales. Net sales for the fiscal years 1997 decreased to $379.3 million from $449.0 million in fiscal year 1996, a decrease of $69.7 million (15.5%).

         The Nitrogen Products segment's net sales decreased $6.0 million (2.4%) due primarily to increased internal consumption of ammonia produced by Avondale Ammonia ("Avondale Ammonia"), an equally-held joint venture between the Company and Cytec Industries Inc. ("Cytec"), as well as production problems experienced at the Avondale Ammonia facility, resulting in reduced net sales of $14.4 million. In connection with the formation of Avondale Ammonia in July 1994, the Company agreed to fulfill certain market-based sales commitments expiring within approximately one year of the formation of Avondale Ammonia. Approximately one-half of the sales commitments were renewed on an annual basis. Accordingly, the Company's ammonia sales declined during 1997 as such sales commitments expired and the ammonia became available for internal consumption. In addition, the Company experienced decreased sales volumes at its nitrogen warehouses and industrial ammonia locations of $13.1 million primarily as a result of poor regional weather and planting conditions. Such decreases were partially offset by increased net sales of $26.2 million resulting from the purchase of the Seneca blasting grade ammonium nitrate facility during December 1995.

         The Electrochemical Products segment's net sales decreased $42.0 million (30.3%) primarily due to a $33.1 million decrease in sales volume of fluorocarbon products as a result of the federally-mandated withdrawal from production of CFCs R-ll and R-12 and the Company's exit from packaged refrigerant products. Also contributing to the decline in net sales were decreased ECU prices of $6.1 million experienced during fiscal year 1997.

         The Alumina Chemicals segment's net sales decreased $21.6 million (35.0%) which consisted primarily of: (i) $11.9 million from the formation of CRILAR and the resulting exclusion of certain sales from net sales and production problems experienced at the remaining Versal(R) facility and (ii) $14.5 million from the sale of the calcined and tabular alumina production facilities to C-E on April 1, 1996. Such decreases were partially offset by increased activated alumina net sales of $4.9 million.

         Income from Operations. Income from operations for fiscal year 1997 decreased to $10.6 million from $44.3 million in fiscal year 1996, a decrease of $33.6 million (76.0%).

         The Nitrogen Products segment's income from operations decreased by $8.8 million (42.8%) during fiscal year 1997 as compared to the preceding year. This decrease was primarily due to increased natural gas costs of $5.8 million (as discussed above) and increased environmental remediation costs of $1.1 million as compared to fiscal year 1996. The Nitrogen Products segment's income from operations for fiscal year 1997 also includes a $1.5 million charge to selling, general and administrative expense as a result of a plea agreement with the United States Department of Justice. See "Legal Proceedings."

         The Electrochemical Products segment's income from operations decreased by $21.1 million (71.1%) during fiscal year 1997 as compared to the preceding year. This decrease consisted primarily of lower income from operations in chlorine and caustic soda of $14.5 million and fluorocarbons of $5.5 million. The decline in chlorine and caustic soda profitability resulted from (i) reduced income from operations of $12.5 million because of lower ECU prices and production problems and (ii) the $4.5 million effect of increased natural gas prices, which were partially offset by $2.6 million of lower maintenance and other costs. A $6.3 million decrease in fluorocarbons income from operations, resulting from the federally-mandated withdrawal from production of certain fluorocarbons and refrigerant products was partially offset by reduced cost of $800,000 in the Company's HCFC R-141b operations.

         The Alumina Chemicals segment's loss from operations increased by $3.4 million during fiscal year 1997 as compared to the preceding year. The increase was primarily the result of the formation of CRILAR and the resulting exclusion of certain gross profits from the segment's income from operations. Income from operations for the Alumina Chemicals segment was also negatively affected by the operating agreement entered into with C-E upon the disposition of the calcined and tabular businesses as the Company incurred costs associated with the transition of operations to C-E during fiscal year 1997.

         Corporate Expenses. Corporate expenses for fiscal year 1997 increased $379,000 to $5.7 million from $5.3 million for fiscal year 1996. For fiscal years ended 1997 and 1996, as a percentage of net sales, these corporate expenses were 1.5% and 1.2%, respectively.

         Interest and Amortization of Debt Expense. Interest expense for fiscal year 1997 decreased to $14.9 million from $16.0 million in fiscal year 1996, a decrease of $1.1 million (6.8%). The decrease resulted from repayments on higher rate debt obligations of $11.7 million and interest capitalized on major capital projects of $860,000. The Company capitalized no interest on major capital projects in fiscal year 1996.

         Income from Equity Investments. Income from equity investments increased to $4.9 million in fiscal year 1997 from $2.6 million in fiscal year 1996, an increase of $2.3 million (85.5%). Equity income attributable to CRILAR and increases in income from the Hydrate Partnership, due primarily to increased sales by the partnership, accounted for the increase.

         Other Income, Net. Other income, net, for fiscal year 1997 decreased to $411,000 from $1.2 million for fiscal year 1996, a decrease of $752,000 (64.7%). The decrease is primarily attributable to the decrease in interest income earned in fiscal year 1997.

         Provision For Income Taxes. Provision for income taxes for fiscal year 1997 decreased to $417,000 from $13.2 million for fiscal year 1996, a decrease of $12.8 million (96.8%). The effective tax rates were 38.8% and 41.0% for fiscal years 1997 and 1996, respectively. The Company's effective tax rate in fiscal year 1997 was adversely affected by the non-deductible charge relating to the United States Department of Justice fine, which was offset by certain one-time benefits from the resolution of federal tax audits and amendments to prior tax returns.

         Net Income. As a result of the factors described above, net income for fiscal year 1997 was $659,000.

Net income decreased $18.3 million from the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Net cash provided by operating activities for fiscal years 1998, 1997 and 1996 was $43.5 million, $25.3 million and $60.8 million, respectively. In fiscal year 1998, the increase in cash provided by operating activities was primarily the result of net decreases in the Company's working capital requirements from the prior year. Specifically, the Company experienced significant increases in its accounts payable and other accrued liabilities resulting from the purchase of the German facility as well as the timing of the interest payments under the 13% Notes. Such increases in cash provided by operating activities were partially offset by the Company's decrease in net income before extraordinary charges in fiscal year 1998. In fiscal year 1997, the decrease in net income and changes in working capital requirements contributed primarily to the decrease in net cash provided by operating activities. The Company experienced a less significant increase in working capital requirements during fiscal year 1997 compared to a substantial decline in working capital requirements experienced in fiscal year 1996.

         Investing and Financing Activities. Net cash used in investing activities for fiscal years 1998, 1997 and 1996 were $91.7 million, $39.7 million and $52.0 million, respectively. The primary uses of cash for investing activities during fiscal year 1998 were (i) capital expenditures of $37.9 million, (ii) the investment in the Chlor-alkali Joint Venture and (iii) the purchase of the German facility for $17.6 million. Major capital expenditures included $1.8 million for Phase II of the Cherokee facility expansion (as discussed above), $6.0 million for projects to improve the electrical systems at the Gramercy powerhouse and $6.2 million for the Company's ongoing software implementation project. The powerhouse projects are expected to increase the reliability and efficiency of the powerhouse operations at the Gramercy chlorine and caustic soda facility and are expected to be substantially completed during fiscal year 1998.

         In addition, the Company has spent approximately $2.3 million during fiscal year 1998 on certain debottlenecking projects at its Alumina Chemicals facility and $2.4 million to improve and upgrade the equipment at certain of its Nitrogen facilities. The primary use of cash for investing activities during fiscal year 1997 was for capital expenditure projects. Significant fiscal year 1997 capital expenditures related to the Company's strategic growth plan. Major projects which were in process during fiscal year 1997 included Phases I and II of the Cherokee facility expansion and the Gramercy powerhouse improvement projects. The Company also incurred costs of approximately $1.5 million for its ongoing software implementation project. Net cash used in investing activities for fiscal year 1996 included $38 million for the purchase of the Seneca facility in December 1995. Phases I and II of the Cherokee facility projects have been completed and are expected to improve ammonium nitrate prill production and reduce emissions. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the projects mentioned above.

         During fiscal year 1997, proceeds of $3.1 million from the sale of the Company's calcined and tabular operations and $600,000 from the sale of other properties contributed cash of $3.7 million. In addition, proceeds from the sale to CRILAR of the 50% interest in the Versal II plant and $1.0 million from the sale of other properties contributed to cash of $6.5 million in fiscal year 1996.

         Net cash (used)/provided by financing activities for fiscal years 1998, 1997 and 1996 was $59.7 million, $12.3 million and ($11.3) million, respectively. Cash provided by financing activities of

$59.7 million for fiscal year 1998 included net additions of $76.8 million to long-term debt partially offset by net repayments of $15.6 million of outstanding indebtedness under the Company's Revolving Credit Facility. Borrowings of long-term debt were used to complete the Refinancing and invest in the ChlorAlp joint venture. During fiscal year 1998, the Company made its final payment on certain indebtedness to USX (the "USX Notes"). Cash provided in 1997 was primarily due to borrowings of $32.9 million under the then-existing credit facility. Such amounts were primarily used to fund the Company's capital expenditures during 1997, as discussed above. In addition, the Company repaid $11.7 million of long-term debt, including pre-payments of $5.2 million and scheduled payments of $5.0 million on the USX Notes. Fiscal year 1997 activity also included payments of $7.5 million to repurchase common stock of the Company pursuant to rights of a former officer. Cash used by financing activities in 1996 was primarily due to the repayment of debt, specifically a pre-payment of $7.4 million and scheduled payments of $4.0 million on the USX Notes.

         Dividend payments of an aggregate of $1.1 million and $912,000 were paid during fiscal year 1998 and 1997, respectively. On April 17, 1998, the Company's Board approved dividend payments of $328,000 to all shareholders of record as of April 15, 1998. The Board may or may not declare additional dividends in the future depending upon the financial condition of the Company and restrictions pursuant to the Company's debt instruments.

         The Company has formed an internal task force to evaluate the potential impact of the situation commonly referred to as the "Year 2000 issue." The Year 2000 issue, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The software implementation project (as discussed above) is designed as Year 2000 compliant. Currently, several modules of the software project (including, but not limited to, payroll, job costing and the general ledger) have been implemented by the Company. The Company expects to complete the implementation of the software project during fiscal year 1999. In addition, the Company is addressing the Year 2000 issue as it relates to its operations and its outside business partners and has not determined the effect on the Company. Further, while it is not possible at present to give an accurate estimate of the cost of this work, the Company expects that such costs will not be material to the Company's results of operations, liquidity or financial position of the Company.

         Management anticipates that the Company's existing capital resources, cash flow generated from future operations and drawings under the Revolving Credit Facility will enable it to maintain its planned operations, capital expenditures, acquisitions and debt service for the foreseeable future.

         See "Business -- Chlor-alkali Joint Venture" for a description of the RPC Put, pursuant to which RPC has certain rights to require the Company to purchase RPC's 50% interest in ChlorAlp.

ENVIRONMENTAL AND LEGAL MATTERS

         Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. As of February 28, 1998, the Company had recorded $1.7 million of current liabilities and $1.5 million of non-current liabilities to reflect the estimated future costs associated with environmental matters. A significant portion of the recorded liabilities is attributable to a soil and groundwater contamination incident at the Company's Gramercy facility in fiscal year 1990. Remediation at such facility is being conducted in accordance with a work plan approved by the Louisiana Department of Environmental Quality. Future expenditures for the Gramercy facility are anticipated to be approximately $2.2 million and are anticipated to be paid over the next few years. In addition, the Company has recorded liabilities attributable to the Greensboro, North Carolina fertilizer plant contamination for remedial costs, including the cost of soil redemption and off-site disposal of waste material and building debris. See "Legal Proceedings."

         Generally, under the asset purchase agreements for most of the Company's operations the former owners retained some liability under certain circumstances for environmental matters that existed prior to the dates of the respective transactions. In connection with the Company's sale of certain of the businesses it originally bought from USX in 1986, the Company retains some degree of liability for environmental matters that existed prior to the date of sale. See "Legal Proceedings -- Environmental Proceedings."

         Capital expenditures made to address environmental matters were approximately $3.9 million, $7.8 million and $1.5 million in fiscal years 1998, 1997 and 1996, respectively. Included in fiscal year 1997 expenditures is approximately $5.9 million related to certain emissions abatement equipment at the Cherokee facility that allows the Company to operate a nitric acid plant at a substantially higher capacity than in recent years without exceeding limitations on certain emissions.

         On June 27, 1996, Marathon Oil Company and Marathon Pipe Line Company (together, "Marathon") initiated litigation against the Company and another defendant in connection with a 1996 petroleum release near the Company's Gramercy facility, and in connection therewith a class action lawsuit and one other lawsuit were filed against the Company and Marathon. At this stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. The Company believes that insurance proceeds will be available to defray a significant portion of any liability the Company may incur. See -- Environmental Proceedings.

         As previously reported, in December 1997, the Company was named as a defendant in three civil antitrust actions (two of which were the same suit filed in separate jurisdictions), brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the United States Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company has filed answers denying liability in such civil actions and intends vigorously to defend them.

         On or about May 5, 1998, the Company was dismissed as a defendant by the plaintiff in one of such civil lawsuits. However, the Company does not expect that the plaintiffs in the remaining two cases will dismiss their claims against the Company. Also, there can be no assurances that the Company will not be added as a defendant in other existing civil antitrust lawsuits pending against parties other than the Company, one of which existing lawsuits being a class action suit. If the Company were to be found liable in any of such existing or potential antitrust lawsuits, the monetary damages for which the Company might be responsible could be materially adverse to the financial condition of the Company.

         In January 1997, the owner of the land over which the brine pipelines serving the Company's Gramercy, Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. The Company intends to replace such pipeline as soon as practicable after such replacement is authorized by the authorities having jurisdiction over the pipeline. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility. See "Legal Proceedings."

         The Company is a participant in certain other legal actions, claims and remedial activities. Management of the Company believes that, except as described above, based upon the information currently available, such other legal actions, claims and remedial activities are likely to be resolved without a material adverse effect upon the Company's financial condition and results of operations. However, the aggregate cost of such legal actions, claims and remedial activities are inherently impossible to predict and there can therefore be no assurance that this will be the case. See "Legal Proceedings."

RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

("SFAS 121"). SFAS 121 requires that long-lived assets to be held and used by an entity, certain identifiable intangibles and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.

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

         In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently used by the Company. These statements are required to be adopted in fiscal year 1999. The Company does not anticipate that SFAS 130 will have a material impact on the Company's consolidated financial statements. The Company is currently evaluating SFAS 131 and has not yet determined its impact on the Company's consolidated financial statements.

         In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. SFAS 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Statement is required to be adopted in fiscal year 1999.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position with the Company of each person who is an executive officer or a director on the Board of Directors (a "Director") of the Company.

                   NAME                     AGE                          POSITION
    ------------------------------------  -------    -----------------------------------------------
    W. Walter LaRoche, III..............     46      Chairman of the Board
    Victoria E. LaRoche.................     39      Vice Chairman of the Board
    Grant O. Reed.......................     51      President, Chief Executive Officer and Director
    Harold W. Ingalls...................     50      Vice President and Chief Financial Officer
    Richard H. Watts....................     51      Vice President and Secretary
    Vincent R. Gurzo....................     49      Vice President
    William G. Osborne, Ph.D............     57      Vice President
    David A. Lillback...................     50      Vice President
    Paul L. M. Beckwith, Ph.D...........     40      Director
    John R. Hall........................     65      Director
    Johnnie Lou LaRoche.................     69      Director
    Louanne C. LaRoche..................     42      Director
    C. L. Wagner, Jr....................     53      Director
    George R. Wislar....................     65      Director
    Robert L. Yohe......................     62      Director

         W. Walter LaRoche, III. Chairman of the Board. Mr. LaRoche joined the Tennessee Valley Authority in 1976 as an attorney and served in that capacity until 1988. In August 1988 he joined LaRoche Holdings Inc. ("LHI") as Vice President of Planning and Business Development. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1989 and President and Chief Operating Officer of the Company and Vice President of LaRoche Chemicals Inc. ("LCI") in March 1991. Mr. LaRoche was appointed Vice Chairman of LHI, LCI and the Company in May 1993. He served as a member of the Board of Directors of LHI, LCI and the Company from July 1988 until the consolidation of LHI and LCI into the Company (the "Consolidation") and he has continued to serve as a Director of the Company since the Consolidation. In October 1994, Mr. LaRoche was appointed Chairman of the Board of the Company. Mr. LaRoche's mother, Johnnie Lou LaRoche, and his sisters, Victoria E. LaRoche and Louanne C. LaRoche also serve as directors of the Company.

         Victoria E. LaRoche. Vice Chairman of the Board. Ms. LaRoche was elected as a Director of LHI in August 1993 and has been a Director of the Company since the Consolidation and Vice Chairman of the Board since October 1994. Ms. LaRoche began working for the Company in 1987 and held many positions within the Company in the Accounting, Environmental, Financial Analysis and Market Research departments until March 1996.

         Grant O. Reed. President, Chief Executive Officer and Director. Mr. Reed joined Monsanto Company in 1969 as a Chemical Engineer and later performed in various sales, product management and planning positions. He joined Ashland Chemical Company in 1980 and became Vice President and General Manager of the Carbon Black Division in 1984. In 1988 the Carbon Black Division of Ashland was sold to Degussa A.G. of Germany, and Mr. Reed became President of the Degussa Carbon Black Corporation. In 1990 he was appointed Executive Vice President of the Pigment Group of Degussa Corporation. Mr. Reed was appointed President and Chief Operating Officer of LHI and the Company in July 1993 and of LCI in August 1993. He became Chief Executive Officer of LHI, LCI and the Company in April 1994. Mr. Reed remained in those positions and has continued to serve as President, Chief Executive Officer and Director of the Company since the Consolidation.

         Harold W. Ingalls. Vice President and Chief Financial Officer. Mr. Ingalls joined the Company as Vice President and Chief Financial Officer in July 1996. Prior to joining the Company, Mr. Ingalls served for approximately a year as the Vice President and Chief Financial Officer of OHM Corporation Atlanta, an affiliate of WMX Technologies, Inc., an environmental remediation company ("WMX"). Prior to 1995, Mr. Ingalls served as the Chief Financial Officer, Treasurer and Vice President of two subsidiaries of WMX and served other subsidiaries of WMX for over thirteen years in various strategic and managerial capacities.

         Richard H. Watts. Vice President. Mr. Watts has been responsible for Nitrogen Products since April 1995. Prior to that time Mr. Watts was the Vice President and General Manager of Alumina Chemicals from April 1992 until April 1995. Mr. Watts was Vice President and General Manager -- Gramercy Products for LCI from 1989 through April 1992. Between 1968 and 1988 Mr. Watts held a number of supervisory and management positions with Kaiser.

         Vincent R. Gurzo. Vice President. Mr. Gurzo joined the Company as Vice President of Specialty Chemicals in August 1996. Prior to joining the Company, Mr. Gurzo worked for a year with The Mercer Hoyt Group, a group specializing in training and sales development in the chemical industry and in publishing in the health care industry. From 1989 to 1995, Mr. Gurzo served as Vice President -- Business Unit General Manager Industrial Business and in other sales and marketing positions for International Specialty Products (GAF).

         William G. Osborne, Ph.D. Vice President. Dr. Osborne has been the managing director of ChlorAlp since its formation in October 1997. Prior to that, Dr. Osborne has been responsible for the Company's merger and acquisition activity from May 1996 until October 1997 including negotiation of the Chlor-alkali Joint Venture and the German Acquisition. Prior to that, Dr. Osborne was responsible for the Company's purchasing and distribution functions from March 1994 until May 1996. Dr. Osborne was Vice President of Corporate Operations and Vice President and General Manager, Performance Materials for LCI from April 1992 through March 1994, and was Vice President and General Manager -- Specialty Alumina Chemicals for LCI from July 1988 through April 1992. He also held a number of positions with Kaiser from 1969 through LCI's acquisition of Kaiser in 1988. From 1966 to 1969, Dr. Osborne was a Research Engineer with E.I. du Pont de Nemours and Co.

         David A. Lillback. Vice President. Mr. Lillback was appointed to Vice President in charge of the Company's U.S. chlor-alkali business on March 1, 1998, and has been employed with the Company and LCI in various capacities since 1988. From January to March 19998, Mr. Lillback was the Managing Director of the Company's German operations, and from May 1996 through January 1998 he served as Plant Manager at the Company's Baton Rouge facility. From November 1994 through May 1996, Mr. Lillback was Director of Strategic Organizational Planning, and from March 1993 through November 1994 he served as Director of Human Resources. Prior to his employment with the Company, Mr. Lillback served in various capacities with Kaiser Aluminum & Chemical Corporation from 1980 though 1988.

         Paul L. M. Beckwith, Ph.D. Director. Dr. Beckwith was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Dr. Beckwith became a Managing Director of Chase Securities Inc. in May 1997, where he is the Group Executive of the Global Chemicals Group. Prior to May 1997, Dr. Beckwith was a Managing Director of The Chase Manhattan Bank, where he had been employed since 1982.

         John R. Hall. Director. Mr. Hall was elected to the Board of Directors of the Company in September, 1996. Most recently, Mr. Hall was employed by Ashland, Inc. as Chairman of the Board and Chief

Executive Officer. Mr. Hall served as Ashland Inc.'s Chairman of the Board and Chief Executive Officer since 1981. Mr. Hall stepped down from his position as Chief Executive Officer of Ashland, Inc. in October 1996 and retired as Chairman in February 1997. He is a member of the Board of Directors of Banc One Corporation, the Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company and UCAR International Inc. He is a member of the American Petroleum Institute Board of Directors and Public Policy Committee and the National Petroleum Counsel. Mr. Hall is past Chairman of the National Petroleum Refiners Association.

         Johnnie Lou LaRoche. Director. Mrs. LaRoche was elected as a Director of LHI in August 1993 and of LCI in August 1989. She has been a Director of the Company since the Consolidation. Mrs. LaRoche is the widow of the deceased founder (and principal) of the Company, William W. LaRoche, Jr. W. Walter LaRoche, III, Victoria E. LaRoche and Louanne C. LaRoche are siblings and are the children of Johnnie Lou LaRoche and William W. LaRoche, Jr.

         Louanne C. LaRoche. Director. Ms. LaRoche was elected as a Director of LHI in August 1993 and has been a Director of the Company since the Consolidation. As well as being an artist, she was owner and director of the Red Piano Art Gallery in Hilton Head, South Carolina from 1979 to 1995.

         C. L. Wagner, Jr. Director. Mr. Wagner was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Mr. Wagner has been a partner in the law firm of Hunton & Williams since 1988. Prior to that time, Mr. Wagner was a partner with the law firm of Hansell & Post in Atlanta, Georgia. Hunton & Williams has regularly acted as counsel to LHI, LCI and the Company. Mr. Wagner is also a member of the Board of Directors of Lummus Corporation, a textile equipment manufacturer, and Alimenta (United States), Inc., an international food processor and distributor.

         George R. Wislar. Director. Mr. Wislar has been a Director of the Company since the Consolidation. Mr. Wislar is the founder, and retired Chairman of the Board of Directors and Chief Executive Officer of Fountainhead Water Company, Inc., Marietta, Georgia. Mr. Wislar's previous experience includes investment banking at Alex Brown & Sons, Inc., The Robinson-Humphrey Company and Kidder, Peabody & Co. Incorporated.

         Robert L. Yohe. Director. Mr. Yohe has been a Director of the Company since November 1996. Mr. Yohe retired as Vice Chairman of Olin Corporation in 1994, after 11 years of service. He served in many leadership capacities at Olin Corporation including President of the Chemicals Group from 1985 to 1993 and Vice President of Mergers and Acquisitions from 1983 to 1985. Prior to joining Olin Corporation, Mr. Yohe worked in executive management for Uniroyal, and Occidental Petroleum's Hooker Chemical Division. Mr. Yohe is a member of the Board of Directors of Airgas, Inc., BetzDearborn, Inc., Calgon Carbon Corporation, Marsulex Inc. and Middleddy Corporation. He is also a Trustee of Lafayette College.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively, the compensation paid to or earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers who were serving at the end of fiscal year 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION

                                                                       OTHER ANNUAL              ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR        SALARY        BONUS       COMPENSATION(1)     COMPENSATION(2)(3)(4)
---------------------------     ----     -----------   -----------    ---------------     ---------------------
Grant O. Reed................   1998     $341,131            --                --                 $   496
  President and Chief           1997      331,683      $241,704(5)       $101,550                      --
  Executive Officer             1996      267,963       708,504(6)        372,721                      --
W. Walter LaRoche, III.......   1998      252,247            --                --                     950
  Chairman of the Board         1997      244,270        59,968                --                   1,055
                                1996      200,572       278,736            43,055                  45,634
Harold W. Ingalls............   1998      200,353            --                --                      --
  Vice President and            1997      126,089(8)    376,456(7)        274,104                      --
  Chief Financial Officer
Neil A. Stephansson..........   1998      153,676        50,000(9)             --                     571
  Vice President (12)           1997      150,966        11,219                --                     746
                                1996      129,940       118,449            16,403                     711
William G. Osborne...........   1998      141,570        73,111(10)            --                  51,192
  Vice President                1997      128,071         5,836                --                  64,691
                                1996       97,491        88,335                --                     288
Vincent R. Gurzo.............   1998      136,247        50,000            48,951                     420
  Vice President                1997       68,687(11)    76,015(13)        50,442                  95,886

----------
(1) Amounts shown reflect (i) the tax gross-up amounts paid by the Company in connection with the bonuses awarded to Mr. Reed, Mr. Ingalls, Mr. Stephansson and Mr. Gurzo pursuant to the Company's Management Stock Purchase Plan, (ii) the tax gross-up amount paid by the Company in connection with the life insurance policy for Mr. LaRoche and (iii) the tax gross-up amount paid by the Company in connection with a club membership fee for Mr. LaRoche. See footnotes (5), (6), (7), (10) and
         (13) below and "Management Stock Purchase Plan."
(2) Amounts shown for fiscal year 1998 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $496, $950, $571, $416 and $420 on behalf of Mr. Reed, Mr. LaRoche, Mr. Stephansson, Mr. Osborne, and Mr. Gurzo, respectively (ii) a resettlement allowance of $17,500 paid to Mr. Osborne resulting from his move to France and (iii) relocation expenses of $33,276 paid to Mr. Osborne resulting from his move to France and (iv) expatriate taxes of $7,984 paid to Mr. Osborne, also resulting from his move to France.
(3) Amounts shown for fiscal year 1997 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $1,055, $746 and $377 on behalf of Mr. LaRoche, Mr. Stephansson and Mr. Osborne, respectively and (ii) relocation expenses of $64,314 and $80,710 paid to Mr. Osborne and Mr. Gurzo, respectively, related to their move to Atlanta and (iii) a resettlement allowance of $15,176 paid to Mr. Gurzo.
(4) Amounts shown for fiscal year 1996 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $602, $711 and $288 on behalf of Mr. LaRoche, Mr. Stephansson and Mr. Osborne, respectively, (ii) a life insurance premium of $18,392 paid on behalf of Mr. LaRoche, for the life insurance policy on his mother, Johnnie Lou LaRoche, and (iii) a one-time club membership fee of $26,640 paid on behalf of Mr. LaRoche. The club is utilized for business meetings as well as for personal use.
(5) Amount shown reflects (i) a profit sharing bonus of $59,968 and (ii) a $181,736 bonus granted by the Company in fiscal year 1997 in accordance with the Company's Management Stock Purchase Plan (as defined).
(6) Amount shown reflects (i) a profit sharing bonus of $307,238, (ii) a $301,266 bonus granted by the Compensation Committee pursuant to the Management Stock Purchase Plan as a result of the Company achieving a fixed ratio coverage exceeding certain annual performance goals in fiscal year 1996, and (iii) a $100,000 bonus constituting matching funds for the purchase of the Company's common stock.
(7) Amount shown reflects (i) a profit sharing bonus of $75,000 and (ii) a $301,456 signing bonus to purchase shares in accordance with the Company's Management Stock Purchase Plan (as defined).
(8) Amount shown reflects compensation for the approximately seven months of Mr. Ingalls' employment in fiscal year 1997.
(9) Amount shown reflects a bonus granted by the Company for achieving certain performance goals in fiscal year 1998.
(10) Amount shown reflects a relocation bonus paid to Mr. Osborne resulting from his move to France.
(11) Amount shown reflects compensation for the approximately seven months of Mr. Gurzo's employment in fiscal year 1997.
(12) Mr. Stephansson was not serving as an executive officer at the end of fiscal year 1998.
(13) Amount shown reflects (i) a profit sharing bonus of $25,000 and (ii) a $51,015 signing bonus to purchase shares in accordance with the Company's Management Stock Purchase Plan (as defined).

PENSION AND INCENTIVE PLANS

         The Company maintains seven 401(k) savings plans ("401(k) plans"), one of which is for salaried employees not subject to a collective bargaining agreement and six of which are for employees subject to collective bargaining agreements. Under each 401(k) plan, participating employees can make pre-tax deferrals. Where the 401(k) plan has a matching feature, the Company may make a discretionary contribution from its own funds to match some or all of a participating employee's pre-tax contributions. Where the 401(k) plan has no matching feature, the Company does not contribute any of its own funds to the plan. Under certain of the 401(k) plans, participating employees are able to make after-tax contributions. All of the 401(k) plans are designed to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and exempt from tax under Code Section 501(a).

         The Company also maintains two qualified defined benefit Employee Pension Benefits Plan, one of which is for salaried employees (the "Salaried Pension Plan") and one of which is for hourly employees (the "Hourly Pension Plan"). Under the these pension plans normal retirement age is 65, though Participants may retire as early as age 55 with 10 years of continuous service and receive a reduced benefit. The benefit is reduced five percent for each year or fraction thereof that retirement precedes age 65. In addition, a non-qualified defined benefit Supplemental Employee Retirement Plan is provided to recognize compensation in excess of the IRS limits under the qualified plan. Under the Salaried Pension Plan, benefits are based on the Final Earnings Benefit Formula and the Career Earnings Benefit Formula (each defined therein). The Final Earnings Benefit Formula is the average of the best five consecutive of the last 10 years of base monthly salary multiplied by a factor obtained by multiplying the first 30 years of service by 1.1% and the years of service over 30 by 1.2%. The monthly Career Earnings Benefit Formula is 1% of the total career compensation, including bonus, multiplied by 130% and divided by 12. In addition, in lieu of receiving the first three months of the Final Earnings Benefit, a lump sum special retirement payment equal to nine weeks of the participant's weekly vacation rate is paid during the first month of retirement. The special payment may be reduced by the amount of any comparable pension under a retirement plan of USX or any subsidiary of a plan sponsor. Under the Hourly Pension Plan, the benefits are based on a calculation of a specified hourly rate multiplied by years of credited service.

         The estimated annual benefits payable upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr. LaRoche -- $303,912; Mr. Reed -- $263,784; Mr. Ingalls -- $127,308; Mr.
Stephansson -- $0; and Mr. Osborne-- $62,628.

         The Company has recently instituted certain executive and other key employee benefit plans intended to provide incentives to those employees most responsible for the Company's success. The 1997 Stock Option Plan provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The Management Stock-Based Incentive Plan enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted operational results and individual goals. All such plans are to be administrated by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to the made and the various restrictions applicable to such awards.

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

         Effective June 26, 1995, the Board of Directors approved the 1995 Board of Directors Stock Purchase Plan (the "Directors Plan"). The Company has authorized and reserved for issuance under the Directors Plan an aggregate of 5,000 shares of the Company's common stock. The Directors Plan provides that outside directors of the Company will be eligible to purchase shares of the Company's common stock at fair market value (as determined by appraisal). In connection with the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of directorship, the shares must be sold to the Company at fair market value (based upon an appraisal). All redemption provisions of the Company's shares expire upon a public offering of the Company's common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 1998, the Company's compensation committee consisted of C. L. Wagner, Jr. (Chairman), Paul L.M. Beckwith, Ph.D., George R. Wislar, Robert L. Yohe and John R. Hall. During fiscal year 1998, Hunton & Williams, of which C. L. Wagner is partner, provided various types of legal services to the Company for which the Company was billed approximately $1.6 million. Mr. Beckwith is the Managing Director of Chase Securities Inc.

EMPLOYMENT CONTRACTS

         In June 1993, LHI entered into an employment and non-competition agreement (the "Employment Agreement") with Mr. Reed who, at that time, was the President and Chief Operating Officer of LHI. Although the term of the Employment Agreement expired on July 18, 1996, Mr. Reed's employment continued on substantially the same terms and is expected to continue on substantially such terms unless the Employment Agreement is renegotiated. The Employment Agreement provided that the term of the agreement may be extended only by the prior written agreement of the Company and Mr. Reed. The Employment Agreement provided that Mr. Reed was eligible to participate in certain variable and other compensation programs. The Employment Agreement provided that Mr. Reed would receive 25% of his variable compensation plan and stock appreciation plan earnings in the form of LHI equity. However, pursuant to the terms of the Employment Agreement, Mr. Reed's equity ownership in the Company may not exceed five percent of the shares of Company common stock outstanding from time to time. At the time of the Consolidation, the Employment Agreement was assumed by the Company. Concurrent with bonuses paid to Mr. Reed over the past three fiscal years, Mr. Reed has purchased a total of 3,344 shares of the Company's common stock valued at approximately $936,320.

MANAGEMENT STOCK PURCHASE PLAN

         In August 1994, the Company adopted a Management Stock Purchase Plan (the "1994 Purchase Plan"), pursuant to which certain executive officers and management employees of the Company (the "Eligible Employees") are, at the discretion of the Board, eligible to purchase shares of the Company's common stock at the then current fair market value of such shares as determined by appraisal. Such Eligible Employees are also eligible to receive bonuses in the form of cash, a portion of which must be applied to the purchase of shares of the Company's common stock (the "Purchased Shares"). Certain bonuses were granted to certain of the Eligible Employees, including Mr. Stephansson, at the time of the Consolidation to purchase additional shares (the "Bonus Shares"). See "Security Ownership of Certain Beneficial Owners and Management" for information concerning the aggregate share ownership of the Company's Named Executive Officers and directors. At the time of the Consolidation certain of the Eligible Employees acquired shares of the Company's common stock with the proceeds from the repurchase by LCI of their shares of LCI capital stock. See "Executive Compensation -- Summary Compensation Table."

         The terms of the 1994 Purchase Plan give Mr. Reed the opportunity to purchase, through bonuses and/or the use of his own funds, up to five percent of the outstanding shares of the Company's common stock. The Company awarded Mr. Reed a cash bonus of $150,000 at the time of the Consolidation that was applied to the purchase of shares. The Company has paid and intends to continue to pay an annual cash bonus of $150,000 to Mr. Reed for each of the four years following the Consolidation, contingent upon the Company's achieving a certain fixed charge coverage ratio for each of such years. Each such bonus will include an additional amount which represents Mr. Reed's income tax liability for such bonus. Each such bonus was and shall be applied to the repayment of the loan used to finance the purchase of his shares of the Company's common stock. See "Executive Compensation -- Summary Compensation Table."

         In August 1995, the Board adopted the 1995 Amended and Restated Stock Purchase Plan (the "1995 Purchase Plan," and together with the 1994 Purchase Plan, the "Management Stock Purchase Plan"). The 1995 Purchase Plan eliminated the distinction between Bonus Shares, Purchased Shares and Conversion Shares and provides that the repurchase value of all such shares will be the fair market value. Participants are required to sell and the Company is required to purchase the shares upon termination of employment. The 1995 Purchase Plan provides that in the event that an Eligible Employee finances his purchase of shares with a bank loan, the Company may guarantee the repayment of such loan, such guarantee to be secured by the shares acquired by the Eligible Employee. The 1995 Purchase Plan is administered by the Company's Board.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Company's common stock as of May 27, 1998 by directors, Named Executive Officers, persons known by the Company to own more than 5% of the common stock and all executive officers and directors of the Company as a group.

AGGREGATE
                                                                            NUMBER OF SHARES      PERCENTAGE
                      NAME OF BENEFICIAL OWNER                             BENEFICIALLY OWNED        OWNED
----------------------------------------------------------------------     ------------------     ----------
Johnnie Lou LaRoche(1)................................................            297,500            68.0%
W. Walter LaRoche, III(1).............................................             42,500             9.7
Victoria E. LaRoche(1)................................................             42,500             9.7
Louanne C. LaRoche(1).................................................             42,500             9.7
Grant O. Reed.........................................................              3,344             *
Richard H. Watts......................................................              2,500             *
William G. Osborne, Ph.D..............................................              2,500             *
Harold W. Ingalls.....................................................              1,506             *
Paul L. M. Beckwith, Ph.D.............................................                800             *
George R. Wislar......................................................                550             *
Vincent R. Gurzo......................................................                419             *
C. L. Wagner, Jr......................................................                400             *
Robert L. Yohe........................................................                300             *
John R. Hall..........................................................                200             *
David A. Lillback.....................................................                178             *
Directors and executive officers as a group (15) Persons..............            437,697             100%

----------
*        Indicates that the percentage beneficially owned was less than 1.0%.
(1)      The LaRoche Family may be deemed to be a "group" for purposes of
         Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although there is no agreement among them with respect to the acquisition, retention, disposition or voting of the Company's common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a Salary Continuation Agreement entered into by the Company and her late husband beginning in 1989, Johnnie Lou LaRoche received death benefit payments of $438,612 per year through June 1997. A portion of these payments was funded by the proceeds of an insurance policy on the life of Mr. LaRoche of which the Company was a beneficiary.

         On June 30, 1997, the Company entered into a Consulting Agreement with Johnnie Lou LaRoche, a Director of the Company, pursuant to which Mrs. LaRoche will provide various consulting services to the Company in exchange for a consultant fee of $438,612 per year. The Consulting Agreement has an initial term of one year expiring June 30, 1998, and is automatically renewed for successive one year periods, until terminated by either party upon 30 days notice after May 31, 1998.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)               DOCUMENTS FILED AS PART OF THIS REPORT:                         PAGE
                                                                                 NUMBER
                                                                                 ------
(1)               Financial Statements
                      Report of Independent Auditors                               F1
                      Consolidated Balanced Sheets                                 F2
                      Consolidated Statements of Income                            F4
                      Consolidated Statements of Stockholders' Equity              F5
                      Consolidated Statements of Cash Flows                        F6
                      Notes to Consolidated Financial Statements                   F7

(2)               Financial Statement Schedules
                      Schedule II  Valuation and Qualifying Accounts               S1


                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted

(3)               Exhibits
                  The following exhibits are filed as part of this Report:

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------
    3.1      Certificate of Incorporation of the Company, together with amendments thereto(1).
    3.2      Bylaws of the Company(1).
    4.1      Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National
             Association, as Trustee, and the Company(4).
    4.2      Form of Note (included in Exhibit 4.1)(4).
    4.3      Indenture, dated as of September 23, 1997, by and between the Company and State Street Bank and Trust Company, as Trustee(10).
    4.4      Form of Note (included in Exhibit 4.3)(10).
    10.1     Stock Purchase Agreement (and amendments thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S.(10).
    10.2     Exchange and Registration Rights Agreement, dated September 23, 1997, by and among the
             Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette(10).
    10.3     Purchase Agreement, dated September 18, 1997, by and among the Company and Chase Securities
             Inc. and Donaldson, Lufkin & Jenrette(10).
    10.4     Shareholders Agreement (and amendment thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S.(10).
    10.5     Put and Call Agreement (and amendment thereto), dated August 1, 1997, by and among the
             Company, LII Europe S.A.R.L., Rhone-Poulenc Chimie S.A. and Rhone L S.A.S.(10).
    10.6++   Agreement for Purchase and Supply of Electricity, Steam and Other Products, dated October
             17, 1997, by and among ChlorAlp S.A.S., CEVCO G. I.E., and Rhone-Poulenc Chimie S.A.(10).
    10.7++   Supply and Purchase Agreement (Chlorine), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S.(10).
    10.8     Chlorine Side Letter, dated October 17, 1997, by and among ChlorAlp S.A.S., Rhone-Poulenc
             Chimie and the Company(10).
    10.9++   Supply and Purchase Agreement (Caustic Soda), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S.(10).

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------
    10.10++  Supply and Purchase Agreement (Hydrochloric Acid), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S.(10).
    10.11++  Supply and Purchase Agreement (Hydrogene), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S.(10).
    10.12++  Supply and Purchase Agreement (Sulfuric Acid), dated October 17, 1997, by and between
             Rhone-Poulenc Chimie and ChlorAlp S.A.S.(10).
    10.13++  Supply and Purchase Agreement (Sodium Hypochlorite), dated October 17, 1997, by and between
             Rhone-Poulenc Agro Chimie and ChlorAlp S.A.S.(10).
    10.14++  Supply and Purchase Agreement (Gazeous Chlorine-Caustic Soda), dated October 17, 1997, by and between Rhone-Poulenc Agro Chimie and ChlorAlp S.A.S.(10).
    10.15+   Employment Agreement, dated as of June 1993, between LHI and Grant O. Reed(1).
    10.16    Credit Agreement, dated as of August 17, 1994, among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the Lenders listed therein(4).
    10.17    First Amendment to Credit Agreement dated as of May 17, 1995 and effective as of March 1,
             1995 among the Company, Bank South, N.A. (now known as NationsBank, N.A. South), as Agent, and the lenders listed therein(7).
    10.18    Letter Agreement dated as of July 17, 1995 extending the Credit Agreement dated as of August
             17, 1994 among the Company, Bank South (formerly known as Bank South, N.A.), as Agent, and the lenders listed therein(7).
    10.19    Letter Agreement dated as of December 16, 1996 amending the Credit Agreement dated as of
             August 17, 1994 among the Company, NationsBank N.A., South (successor to Bank South), as
             Agent, and the lenders listed therein(6).
    10.20    Second Amendment to Credit Agreement and Waiver dated March 14, 1997 among the Company,
             NationsBank, N.A. (South), as Agent, and the lenders listed therein(8).
    10.21    Credit Agreement, dated as of August 26, 1997, among the Company, the Lenders party hereto and the Chase Manhattan Bank, as Administrative Agent(9).
    10.22    First Amendment to Credit Agreement, dated as of August 26, 1997, among the Company, the
             Lenders party hereto and the Chase Manhattan Bank, as Administrative Agent(10).
    10.23+   Consulting Agreement, dated as of June 30, 1997, between the Company and Johnnie Lou
             LaRoche(9).
    10.24+   LaRoche Chemicals Inc. 1989 Key Management Stock Appreciation Bonus Plan(1).
    10.25+   LaRoche Holdings Inc. Supplemental Employee Retirement Plan(1).
    10.26+   LaRoche Executive Management Health Program(1).
    10.27+   Management Stock Purchase Plan and forms of related agreements with executive officers(3).
    10.28+   LaRoche Industries Inc. 1995 Board of Directors Stock Purchase Plan and form of agreement(5).
    10.29    Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and LCI(1).
    10.30    Amended and Restated Hydrate Sales Agreement, dated as of May 27, 1997 and effective as of
             August 1, 1995, between Kaiser and the Hydrate Partnership(8).
    10.31    Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and LCI, as amended January 8, 1994(1).
    10.32    Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI(1).
    10.33    Specialty Aluminas Sales Agreement, dated as of July 26, 1988, between Kaiser and LCI(1).
    10.34    Amendment No. 1 to Specialty Aluminas Sales Agreement, dated as of February 1, 1993, between
             Kaiser and LCI(1).
    10.35    Salt Agreement, dated as of May 3, 1957, between Texaco and Kaiser, as amended May 15,
             1968(1).
    10.36    Supply Agreement, dated as of April 1994, between AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request)(1).
    10.37    Joint Venture Agreement, dated as of July 26, 1994, between Cytec Ammonia, Inc. and LaRoche
             Fortier Inc.(2).
    10.38*   Waiver and Amendment No. 2 to Credit Agreement, dated as of August 26, 1997, among

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------
             the Company, the Lenders party thereto and the Chase Manhattan Bank, as Administrative Agent.
    10.39*+  Form of 1997 Stock Option Plan.
    10.40*+  Form of Management Stock-Based Incentive Plan.
    10.41*+  Form of Annual Incentive Plan.
    12*      Statement regarding Computation of Ratios of Earnings to Fixed Charges.
    21*      Subsidiaries of the Registrant.
    27*      Financial Data Schedule.

----------
*        Filed herewith.
+ Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
++ Portions of these documents have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.
(1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
(2) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
(3) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1997 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1997 and incorporated herein by reference.

(b)           REPORTS ON FORM 8-K

          (1) Current Report on Form 8-K (dated of report: October 17, 1997), filed November 3, 1997.

          (2) Amendment No. 1 to Current Report on Form 8-K/A (date of report:
              October 17, 1997), filed December 31, 1997.

(c)           REQUIRED EXHIBITS

       The exhibits required to be filed with this Report are listed in Item 14(a)(3) and on the Exhibit Index page immediately following the signature page hereto.

(d)           REQUIRED FINANCIAL STATEMENT SCHEDULES

       The financial statement schedule required to be filed with this Report is listed in Item 14(a)(2) and appears on page S-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 29, 1998.

                              LaRoche Industries Inc.

                               By:  /s/ Harold W. Ingalls
                                    -----------------------------------
                                    Harold W. Ingalls
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 29, 1998.

         SIGNATURE                           TITLE
         ------------------------------      --------------------------------------------------
         /s/ Grant O. Reed                   President, Chief Executive Officer and Director
         ------------------------------
         Grant O. Reed


         /s/ Harold W. Ingalls               Vice President and Chief Financial Officer
         ------------------------------
         Harold W. Ingalls


         /s/ W. Walter LaRoche, III          Chairman of the Board
         ------------------------------
         W. Walter LaRoche, III


         /s/ Victoria E. LaRoche             Vice Chairman of the Board
         ------------------------------
            Victoria E. LaRoche


                                             Director
         ------------------------------
         Paul L. M. Beckwith


                                             Director
         ------------------------------
         John R. Hall


         /s/ Johnnie Lou LaRoche             Director
         ------------------------------
         Johnnie Lou LaRoche


         /s/ Louanne C. LaRoche              Director
         ------------------------------
         Louanne C. LaRoche


         /s/ C. L. Wagner, Jr.               Director
         ------------------------------
         C. L. Wagner, Jr.


         /s/ George R. Wislar                Director
         ------------------------------
         George R. Wislar


         /s/ Robert L. Yohe                  Director
         ------------------------------
         Robert L. Yohe

                             LaRoche Industries Inc.

                        Consolidated Financial Statements


           Years ended February 28, 1998, 1997, and February 29, 1996




                                    CONTENTS


Report of Independent Auditors.........................................................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-2
Consolidated Statements of Operations..................................................................F-4
Consolidated Statements of Stockholders' Equity........................................................F-5
Consolidated Statements of Cash Flows..................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-7

                         Report of Independent Auditors

The Board of Directors
LaRoche Industries Inc.

We have audited the accompanying consolidated balance sheets of LaRoche Industries Inc. as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaRoche Industries Inc. at February 28, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.


                                                ERNST & YOUNG LLP

Atlanta, Georgia
May 8, 1998

                             LaRoche Industries Inc.

                           Consolidated Balance Sheets


                                                               FEBRUARY 28
                                                           1998            1997
                                                        -------------------------
                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                            $  12,884       $   1,165
   Receivables (Note 6):
     Trade, net of allowances of $527 and $776 in
       1998 and 1997, respectively                         52,709          43,393
     Refundable income taxes                               11,495           6,649
     Other                                                  5,384           7,159
   Inventories (Notes 4 and 6)                             36,399          39,924
   Other current assets                                     1,162           2,513
                                                        -------------------------
Total current assets                                      120,033         100,803

Investments in and advances to affiliates (Note 5)         50,428          17,886

Property, plant and equipment, at cost (Note 6):
   Land and land improvements                              13,001          12,234
   Buildings                                               22,735          19,547
   Machinery and equipment                                250,249         220,613
   Equipment under capital leases                           4,673           4,902
   Construction in progress                                31,027          14,208
                                                        -------------------------
                                                          321,685         271,504
   Less accumulated depreciation                         (105,561)        (90,417)
                                                        -------------------------
Net property, plant and equipment                         216,124         181,087





Other assets                                               18,829          12,589
                                                        -------------------------
Total assets                                            $ 405,414       $ 312,365
                                                        =========================



                                                                FEBRUARY 28
                                                            1998            1997
                                                         -------------------------
                                                     (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility (Note 6)                    $  22,000       $  37,605
   Accounts payable                                         53,431          35,992
   Accrued compensation                                      8,503           8,595
   Other accrued liabilities                                15,457           8,944
   Current portion of long-term debt (Note 6)                7,657           2,835
                                                         -------------------------
Total current liabilities                                  107,048          93,971

Long-term debt (Note 6)                                    207,418         104,441
Deferred income taxes (Note 9)                              17,518          22,335
Other noncurrent liabilities (Notes 7 and 8)                38,277          36,535

Commitments and contingencies (Note 8)

Redeemable common stock (Note 10)                            3,505           4,177

Stockholders' equity:
   10% cumulative, voting preferred stock, $.01 par
     value, 200,000 shares authorized, no shares
     outstanding
                                                                --              --
   Common stock, $.01 par value, 1,200,000 shares
     authorized, 425,000 non-redeemable shares
     issued                                                      4               4
   Capital in excess of par value                              630             630
   Retained earnings                                        31,225          50,409
   Foreign currency translation adjustments                    (90)             --
   Minimum pension liability                                  (121)           (137)
                                                         -------------------------
Total stockholders' equity                                  31,648          50,906
                                                         =========================
                                                         $ 405,414       $ 312,365
                                                         =========================


See accompanying notes.

                             LaRoche Industries Inc.

                      Consolidated Statements of Operations


                                                                     YEARS ENDED
                                                           FEBRUARY 28           FEBRUARY 29,
                                                        1998            1997         1996
                                                    -----------------------------------------
                                                                    (In thousands)
 Net sales                                          $ 381,014       $ 379,285       $ 448,982

 Cost of sales                                        319,242         313,871         350,066
                                                    -----------------------------------------
 Gross profit                                          61,772          65,414          98,916

 Selling, general and administrative
    expenses                                           56,594          54,777          54,631
                                                    -----------------------------------------
 Income from operations                                 5,178          10,637          44,285

 Interest and amortization of debt expense            (17,510)        (14,881)        (15,973)
 Income from equity investments (Note 5)                2,698           4,909           2,647
 Other income, net                                        182             411           1,163
                                                    -----------------------------------------
 (Loss) income before income taxes and
    extraordinary charge                               (9,452)          1,076          32,122
 Benefit (provision) for income taxes
    (Note 9)                                            3,653            (417)        (13,170)
                                                    -----------------------------------------
 (Loss) income before extraordinary
    charge                                             (5,799)            659          18,952

 Extraordinary charge from debt
    extinguishment, net of $7,740 tax
    benefit                                           (12,290)             --              --
                                                    -----------------------------------------
 Net (loss) income                                    (18,089)            659          18,952
 Adjustment to estimated fair value of
    common stock with put rights (Note 10)                 --              --          (1,901)
                                                    -----------------------------------------
 (Loss) income attributable to non-
    redeemable common stockholders                  $ (18,089)      $     659       $  17,051
                                                    =========================================



See accompanying notes.

                             LaRoche Industries Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                                  FOREIGN
                                                      CAPITAL IN                  CURRENCY       MINIMUM
                                           COMMON     EXCESS OF    RETAINED      TRANSLATION     PENSION
                                            STOCK     PAR VALUE    EARNINGS      ADJUSTMENTS    LIABILITY      TOTAL
                                            -----    ----------    --------     ------------    ----------    --------
                                                         (In Thousands, except per share data)

Balance at February 28, 1995                $   4    $      630    $ 33,844     $         --    $       --    $ 34,478
   Net income                                  --            --      18,952               --            --      18,952
   Dividends paid, $.50 per share              --            --        (233)              --            --        (233)
   Adjustment to estimated fair value
     of common stock with put rights           --            --      (1,901)              --            --      (1,901)
                                            -----    ----------    --------     ------------    ----------    --------
Balance at February 29, 1996                    4           630      50,662               --            --      51,296
   Net income                                  --            --         659               --            --         659
   Dividends paid, $2.50 per share             --            --        (912)              --            --        (912)
   Pension adjustments                         --            --          --               --          (137)       (137)
                                            -----    ----------    --------     ------------    ----------    --------
Balance at February 28, 1997                    4           630      50,409               --          (137)     50,906
   Net loss                                    --            --     (18,089)              --            --     (18,089)
   Dividends paid, $2.50 per share             --            --      (1,095)              --            --      (1,095)
   Foreign currency translation
     adjustments                               --            --          --              (90)           --         (90)
   Pension adjustments                         --            --          --               --            16          16
                                            -----    ----------    --------     ------------    ----------    --------
Balance at February 28, 1998                $   4    $      630    $ 31,225     $        (90)   $     (121)   $ 31,648
                                            =====    ==========    ========     ============    ==========    ========

See accompanying notes.

                             LaRoche Industries Inc.
                      Consolidated Statements of Cash Flows


                                                                                 YEARS ENDED
                                                                        FEBRUARY 28              FEBRUARY 29,
                                                                     1998            1997            1996
                                                                  -----------------------------------------
                                                                                 (In Thousands)

OPERATING ACTIVITIES
Net (loss) income                                                 $ (18,089)       $    659        $ 18,952
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                   22,629          23,061          18,996
     Deferred income taxes                                           (4,737)          6,667            (495)
     Equity income, net of distributions                              1,993             792          (1,315)
     Net loss (gain) on disposal of assets                            1,573            (349)          3,021
     Extraordinary charge from debt extinguishment                   12,290              --              --
     Changes in operating assets and liabilities (excluding
       acquisitions):
         Receivables                                                 (8,284)          4,800           4,749
         Inventories                                                  6,403           5,946          17,129
         Other assets                                                   348          (2,880)          1,874
         Accounts payable                                            17,866          (1,778)         (2,231)
         Accrued liabilities                                         10,029         (13,420)            (57)
         Noncurrent liabilities and other                             1,468           1,834             128
                                                                  -----------------------------------------
Net cash provided by operating activities                            43,489          25,332          60,751

INVESTING ACTIVITIES
Capital expenditures                                                (37,898)        (35,784)        (16,894)
Acquisition of businesses                                           (17,622)             --         (37,504)
Investments in and advances to affiliates                           (35,433)         (2,631)         (1,451)
Plant turnarounds                                                      (768)         (5,038)         (2,672)
Proceeds from sale of facilities                                         36           3,708           6,484
                                                                  -----------------------------------------
Net cash used by investing activities                               (91,685)        (39,745)        (52,037)

FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility         (15,605)         32,850          (1,350)
Additions to long-term debt                                         209,216              --              --
Repayments of long-term debt                                       (102,949)        (11,654)        (11,352)
Premium payments on the early extinguishment of debt and
   costs of refinancing                                             (29,489)             --              --
Sales of common stock with redemption features                          326           3,187           1,918
Purchases of common stock with redemption features                     (750)        (11,158)           (332)
Dividends paid                                                       (1,095)           (912)           (233)
                                                                  -----------------------------------------
Net cash provided (used) by financing activities                     59,654          12,313         (11,349)
                                                                  -----------------------------------------
Effect of exchange rate changes on cash                                 261              --              --

Net increase (decrease) in cash                                      11,719          (2,100)         (2,635)
Cash at beginning of year                                             1,165           3,265           5,900
                                                                  -----------------------------------------
Cash at end of year                                               $  12,884        $  1,165        $  3,265
                                                                  =========================================

See accompanying notes

                             LaRoche Industries Inc.

                   Notes to Consolidated Financial Statements

                                February 28, 1998


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

LaRoche Industries Inc. ("LII") is engaged in the manufacture, distribution, and sale of agricultural and industrial nitrogen products and bulk fertilizer materials, certain specialty aluminas, and electrochemical products in the United States and Europe. These consolidated financial statements include the accounts of LaRoche Industries Inc. and all majority-owned subsidiaries. Investments in 50%-or-less owned entities are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of approximately 23% and 20% of total inventories was determined using the last in, first out
(LIFO) method at February 28, 1998 and 1997, respectively. Cost for all other inventories are determined on a first-in, first-out (FIFO) or average cost basis.

                             LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TURNAROUND COSTS

Costs related to the periodic, scheduled major maintenance of continuous process production facilities ("turnaround costs") are capitalized when incurred and are amortized on a straight-line basis over the period until the next scheduled plant turnaround, generally ranging from one to three years.

Expenditures for routine repair and maintenance are charged to current operating expenses.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, including amounts under capital leases (Note 8), are depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives as follows:

Buildings and improvements                      20 to 35 years
Machinery and equipment                          5 to 15 years

Depreciation expense aggregated approximately $17,760,000, $16,076,000 and $14,421,000 for fiscal years ended February 28, 1998 and 1997, and February 29, 1996, respectively. Costs of construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $1,089,000 and $860,000 on eligible projects during fiscal 1998 and 1997, respectively. No amount of interest was capitalized in fiscal year 1996.

OTHER ASSETS

The Company amortizes its deferred debt issuance costs, goodwill, non-compete agreements and other assets using the straight-line method over lives ranging from one to twenty years. Accumulated amortization of other assets aggregated $4,108,000 and $4,276,000 at February 28, 1998 and 1997, respectively.

                            LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are generally translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are generally translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in stockholders' equity.

DERIVATIVES

The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investments in and expected cash flows from its foreign operations. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's net foreign investment are included as a component of the foreign currency translation adjustment account in stockholders' equity or as an offset to changes in values of advances denominated in foreign currencies.

In addition, the Company buys call options and sells put options to effectively establish a range (or collar) of natural gas prices to hedge natural gas purchases against rising prices. The contracts are entered into with a financial counter-party. The Company is exposed to loss in the event of nonperformance by the counter-party to the contracts. However, the Company does not anticipate nonperformance by the counter party. See Note 8.

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

                            LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with research and development of new technologies are charged to expense as incurred. Included in the accompanying consolidated statements of income are approximately $4,001,000, $3,762,000 and $3,388,000 of such costs for the years ending February 28, 1998, 1997 and February 29, 1996, respectively.

EARNINGS PER SHARE

Earnings per share have not been presented since such data provides no useful information as the shares of the Company are closely held.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

NEW ACCOUNTING STANDARDS

Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement standardizes the accounting for impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of this accounting standard did not have a material effect on the Company's operating results or financial condition.

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

                            LaRoche Industries Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS (CONTINUED)

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently used by the Company. These statements are required to be adopted in fiscal 1999. The Company does not anticipate that SFAS 130 will have a material impact on the Company's consolidated financial statements. The Company is currently evaluating SFAS 131 and has not yet determined its impact on the Company's consolidated financial statements.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132") . The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. SFAS 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Statement is required to be adopted in fiscal 1999.

                            LaRoche Industries Inc.

STATEMENTS OF CASH FLOWS

The Company considers all liquid investments with initial maturities of three months or less to be cash equivalents. Additional cash flow and non-cash investing and financing information follows:



                                                                        YEARS ENDED
                                                              FEBRUARY 28         FEBRUARY 29,
                                                         1998            1997        1996
                                                       --------------------------------------
Supplemental disclosures of cash flow
  information (in thousands):
     Cash paid (received) during the year for:
         Interest, net of amounts capitalized          $ 9,763        $ 15,192        $16,469
         Income taxes, net of payments                  (1,827)           (809)        18,155

Non-cash investing and financing activities (in
  thousands):
     Capital leases for new equipment                      313              90            545
     Contribution of assets to a joint venture -
      at cost                                               --              --          1,243
     Note issued to purchase Company stock
      (Note 10)                                             --              --          7,401
     Liabilities assumed in business acquisition         2,677              --             --


3. DISPOSITIONS, ACQUISITION AND OTHER MATTERS

In October 1997, the Company purchased a 50% interest in ChlorAlp, see Note 5. On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "German Facilities") located in Hochst near Frankfurt, Germany from Celanese GmbH, a wholly-owned subsidiary of Hoechst AG for a total cost of approximately $17.6 million. The acquisition was accounted for as a purchase; accordingly, the consolidated statement of income includes

                            LaRoche Industries Inc.

the results of the operations of the German Facilities since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility. The total cost of the acquisition has preliminarily been allocated as follows (in thousands):


Receivables                                                    $  2,677
Inventory                                                         2,878
Plant, equipment and other                                       17,621
Pension liability                                                (1,435)
Other liabilities assumed                                        (4,119)
                                                               --------
                                                               $ 17,622
                                                               ========

During fiscal 1996, the Company re-evaluated portions of its alumina chemicals segment. In connection with the re-evaluation of its alumina chemicals business, effective April 1, 1996, the Company sold substantially all property, plant and equipment and certain other assets used exclusively in its calcined and tabular alumina production businesses to C-E Baton Rouge, Inc., an unrelated third party. The sale price of the assets was $3 million, plus $300,000 for raw material inventory. Net sales and operating (losses) of the calcined and tabular alumina business aggregated $3,659,000 and ($389,000) in fiscal 1997 and $18,801,000 and ($4,670,000) in fiscal 1996, respectively. Fiscal 1998 net sales and operating losses are immaterial. In fiscal 1996, the Company recorded equipment writedowns of approximately $3.8 million in connection with the determination to sell or otherwise dispose of its calcined and tabular aluminas business.

Effective September 1, 1995, the Company sold a 50% interest in certain Versal alumina production equipment to CRILAR Alumina Company ("CRILAR") for $5.5 million, consisting of $2.2 million in cash and $3.3 million in a note which has been collected. The remaining 50% interest in such equipment (with a net carrying value of approximately $1,243,000) was contributed by the Company to CRILAR. CRILAR is equally owned by the Company and by Criterion Catalyst Company LP, an unaffiliated entity. In connection with the sale of the 50% interest to CRILAR, the Company recognized a gain of approximately $3.4 million. The Company operates the facility under an agreement with CRILAR, and the owners of CRILAR purchase substantially all of the production of the

                            LaRoche Industries Inc.

facility. Fiscal 1996 net sales and operating profits prior to the formation of CRILAR from the assets associated with the CRILAR transaction were not material to the Company's consolidated net sales or operating profits.

On December 13, 1995, the Company acquired an ammonium nitrate manufacturing facility located near Seneca, Illinois and related assets for an initial purchase price of approximately $38 million (the "Seneca Acquisition"). The transaction was accounted for under the purchase method of accounting; accordingly, the 1996 consolidated statement of income includes the results of operations of the Seneca plant since the acquisition date. The Company used available cash to fund the acquisition. The total cost of the acquisition was allocated as follows (in thousands):



Property, plant and equipment                                          $31,014
Inventory                                                                2,259
Non-compete agreement, goodwill and other                                4,736
                                                                       -------
                                                                       $38,009
                                                                       =======

Certain of the Company's fluorocarbon products (CFC R-11 and R-12) previously manufactured by the electrochemical products segment are subject to federal regulations which provided for the phase out of production by January 1, 1996. These products accounted for 1% and 4% of net sales and 23% and 18% of income from operations for the fiscal years ended February 28, 1997 and February 29, 1996, respectively. Sales and income from operations of these products were immaterial for the year ended February 28, 1998. The Company is also required to phase out the production of their hydrochloroflourocarbon (HCFC-141b) by January 1, 2003. In fiscal years 1998, 1997 and 1996, this product accounted for approximately 8%, 8.4% and 7.8% of net sales and 18.8%, 17.8% and 2.5% of income from operations, respectively.

                            LaRoche Industries Inc.

3. DISPOSITIONS, ACQUISITION AND OTHER MATTERS (CONTINUED)

During fiscal 1998, the Company's nitric acid facilities at the Geneva and Crystal City plants experienced equipment failure. Upon determining the probable amount recoverable in the fourth quarter of fiscal 1998, the Company recorded a $1.7 million receivable from an insurance carrier. Of this, the Company recorded $1.1 million related to business interruption as a reduction of cost of sales. The remainder was recorded as a gain of approximately $.6 million related to the involuntary conversion of the equipment and is recorded in other income, net.

4. INVENTORIES

Components of inventory are as follows (in thousands):


                                                     FEBRUARY 28
                                                 1998           1997
                                              ------------------------

         Finished goods and in-progress       $ 20,143        $ 21,019
         Inventory purchased for resale          6,689          11,931
         Raw materials                           1,277             637
         Supplies and catalysts                  8,905           7,483
                                              ------------------------
                                                37,014          41,070
         Less LIFO reserve                        (615)         (1,146)
                                              ------------------------
                                              $ 36,399        $ 39,924
                                              ========================


During fiscal 1997, inventory quantities were reduced resulting in the liquidation of certain inventory quantities valued under the LIFO method. The effect of this liquidation was to increase operating income during the year ended February 28, 1997 by approximately $1,086,000.

                            LaRoche Industries Inc.

5. EQUITY INVESTMENTS

The Company is an equity investor in several joint ventures which it accounts for under the equity method of accounting. The primary investees include ChlorAlp (50% owned, electrochemical products), CRILAR (50% owned, alumina chemicals), Kaiser LaRoche Hydrate Partnership ("KLHP", 45% owned, alumina chemicals), and Avondale Ammonia (50% owned, nitrogen products).

In October 1997, the Company, through a subsidiary, acquired a 50% interest in ChlorAlp S.A.S. ("ChlorAlp"), a joint venture company with Rhone-Poulenc Chimie S.A. ("RPC"), a subsidiary of Rhone-Poulenc, S.A. ChlorAlp is a joint venture that owns and operates, among other things, a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. The acquisition was accounted for as a purchase; accordingly, the consolidated statement of income includes the Company's share of the results of operations of ChlorAlp since the effective date of the acquisition using the equity method of accounting. The total investment cost was approximately $35.5 million, including a French Franc loan to ChlorAlp equal to approximately $10.9 million. The Company's loan to ChlorAlp is a 5 year loan at an interest rate of 6%, with a varying principal repayment structure.

RPC has the right to require the Company to purchase the remaining 50% ownership interest in ChlorAlp (the "RPC Put") at any time with six months prior notice, during the four-year period beginning April 1998, for approximately 167 million French Francs (approximately $28 million), subject to certain adjustments. The Company cannot require RPC to sell its ownership interest to the Company, except under very limited circumstances such as a change of control at RPC and is subject to a variety of conditions upon purchase or sale as outlined in the investment agreements. If RPC does not exercise (or is not able to execute under certain circumstances) the RPC Put during the four year period, the Company may put its ownership interest back to RPC at a price ranging from approximately 95 million French Francs to approximately 142 million French Francs (approximately $16 million to $24 million) depending on the circumstances, subject to certain adjustments as defined. If RPC then chooses to exercise their put, it takes precedence over the Company's put with the effect that the Company would be required to purchase RPC's interest.

                            LaRoche Industries Inc.

5. EQUITY INVESTMENTS (CONTINUED)

If the Company cannot or does not purchase RPC's interest, pursuant to the RPC put, RPC would have the right to require the Company to sell its 50% interest to RPC one year after notice of the RPC Put for approximately 95 million French Francs (approximately $16 million), subject to certain adjustments.

As a condition of their investment in ChlorAlp, the Company has agreed to reimburse RPC for the Company's proportionate share of any amounts that RPC may be ultimately required to pay under its pre-existing guarantee of certain obligations of CEVCO, a 60% owned subsidiary of ChlorAlp, and the provider of electric energy to the joint venture, in respect of steam turbines leased by CEVCO. The Company's proportionate share under such arrangement is limited to a maximum of FRF 172 million (approximately $29 million) over the remaining lease term. The remaining term of the Turbine Lease is approximately six years.

Prior to its initial investment in ChlorAlp, the Company entered into certain foreign currency forward contracts in order to secure the foreign currency exchange rate for their initial investment in ChlorAlp. As a result of an unfavorable change in the exchange rates, the Company charged approximately $2 million to expense for the year ended February 28, 1998.

In connection with this investment, in order to reduce its exposure to currency exchange risk, in July 1997, the Company entered into a 5 year, $60,000,000 (FRF 372,377,500) cross currency interest rate swap contract with a bank. The Company remits quarterly interest payments in French Francs at a rate equal to the French Franc LIBOR and receives quarterly interest payments in US dollars at a rate equal to LIBOR. At the termination date the Company pays the 372,377,500 French Francs and receives $60,000,000. At February 28, 1998, the fair value of the contract was approximately $191,000.

All income generated by the equity investees, except Avondale Ammonia, is distributed to the partners relative to their respective partnership interests. Avondale Ammonia generally does not generate income or loss because all production is transferred to the partners at Avondale Ammonia's cost. Each partner in Avondale provides their respective portions of natural gas.

                            LaRoche Industries Inc.

5. EQUITY INVESTMENTS (CONTINUED)

Summarized financial information since the date of investment by the Company for unconsolidated entities (excluding Avondale Ammonia) is as follows (in thousands):


                                             TWELVE MONTHS ENDED
                                           FEBRUARY 2         FEBRUARY 29,
                                       1998          1997         1996
                                     ------------------------------------
Summary of operations:
   Net sales                         $ 88,509       $52,136       $35,674
   Gross profit                        12,783        11,353         5,799
   Net income                           7,553        10,280         4,871
   Company's equity in earnings         2,698         4,909         2,647




                                           FEBRUARY 28
                                       1998          1997
                                     --------       -------

Summary of financial position:
   Current assets                    $ 36,746       $13,854
   Noncurrent assets                  100,794        16,532
                                     --------       -------
Total                                $137,540       $30,386
                                     ========       =======
Current liabilities                  $ 32,594       $ 8,948
                                     ========       =======
Noncurrent liabilities               $ 36,525       $    --
                                     ========       =======

Purchases from Avondale Ammonia aggregated approximately $8.4 million, $8.8 million and $6.9 million for the years ended February 28, 1998, 1997 and February 29, 1996, respectively. Purchases from CRILAR aggregated approximately $3.6 million and $2.3 million for the years ended February 28, 1998 and 1997, respectively. Amounts due from CRILAR amounted to approximately $2,285,000 and $4,338,000 at February 28, 1998 and 1997, respectively.

                            LaRoche Industries Inc.

6. BORROWING ARRANGEMENTS

The Company's borrowings include the following (in thousands):


                                                 FEBRUARY 28
                                             1998             1997
                                          ---------        ---------

Revolving credit facilities               $  22,000        $  37,605
                                          =========        =========

Term debt:
   9 1/2% senior subordinated notes       $ 174,248        $      --
   13% senior subordinated notes                915          100,000
   Term Loan                                 34,271               --
   Other notes payable                        5,641            7,276
                                          ---------        ---------
Total                                       215,075          107,276
Less current portion                         (7,657)          (2,835)
                                          ---------        ---------
Long-term debt                            $ 207,418        $ 104,441
                                          =========        =========

In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing in September 1997, the Company issued $175.0 million principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes were applied to repurchase $99.1 million of the Company's 13% senior subordinated Notes due 2004 (the 13% Notes) and a portion was used to repay existing borrowings under the Company's previous credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and is reflected in the Company's consolidated statement of income as an extraordinary charge.

                            LaRoche Industries Inc.

6. BORROWING ARRANGEMENTS (CONTINUED)

The Notes require semi-annual interest only payments on March 15 and September 15 each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes Indenture (the "Indenture"). The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs are being amortized over the life of the Notes.

In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which now provides for a $125 million revolving credit facility ("Revolving Credit Facility") and $35 million term loan ("Term Loan"). The Credit Facility is secured by substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Debt issuance costs are being amortized over the life of the Credit Facility. Interest is based on either the prime rate or LIBOR, plus up to 2.00%. Availability under the Revolving Credit Facility is subject to limitations as outlined in the agreement. At February 28, 1998, $22,000,000 was outstanding under the Revolving Credit Facility and $13.0 million was available without violating any covenants. The weighted average borrowing rate was approximately 7.97%. On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the agreement. The borrowing rate was approximately 7.62% at February 28, 1998. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.25% to 0.50% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the agreement.

At February 28, 1998, the Company was not in compliance with certain covenants contained in the Credit Facility. The Company has received amendments and waivers with respect to such violations. While the Company expects to remain in compliance with the covenants contained in the debt agreements, it is possible that the Company may not comply with such covenants in the future.

                            LaRoche Industries Inc.

6. BORROWING ARRANGEMENTS (CONTINUED)

At February 28, 1997, $37,605,000 was outstanding under the previously existing $40.0 million credit facility and the weighted average borrowing rate was 7.63%.

At February 28, 1998, no amounts of retained earnings were available to the Company to make restricted payments (as defined) under the most restrictive provisions of the above agreements, however, the Company generally is allowed to annually pay up to approximately $2,000,000 of dividends.

As of February 28, 1998, the Company has approximately $2,100,000 committed for letters of credit.

Annual maturities of long-term debt are as follows: $7,657,000 in 1999; $4,674,000 in 2000; $6,862,000 in 2001; $7,592,000 in 2002; $8,022,000 in 2003
and $180,268,000 thereafter.

The carrying amount of the Company's variable rate debt approximates its fair value. At February 28, 1998 and 1997, the fair value of all term debt approximated $212,241,000 and $113,354,000, respectively, based primarily on market prices.

7. EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering substantially all of its domestic employees. Salaried participant benefits are based on years of service and the average of the highest five years of compensation earned during a ten year consecutive period of employment. Hourly participant benefits are based on years of service. Pension costs are funded in amounts determined by management, but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (ERISA). Salaried employees are required to contribute 1% of their annual salaries to the plan. The assets of the plan primarily consist of investments in insurance company General Investment accounts and pooled separate accounts invested in marketable equity securities and government and corporate debt securities.

                            LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

The following table sets forth the funded status of the plan and amounts recognized in the Company's consolidated balance sheets (in thousands):



                                                                       FEBRUARY 28
                                                                   1998          1997
                                                                  ---------------------
   Actuarial present value of projected benefit obligation:
      Accumulated benefit obligation:
          Vested                                                  $30,472       $25,326
          Nonvested                                                 2,165         1,807
                                                                  ---------------------
                                                                   32,637        27,133
   Additional amounts related to projected compensation
    levels                                                          7,986         6,861
                                                                  ---------------------
   Total projected benefit obligation                              40,623        33,994
   Plan assets at fair value                                       29,611        24,188
                                                                  ---------------------
   Projected benefit obligation in excess of plan assets           11,012         9,806
   Unrecognized net loss                                            3,417         2,723
   Unrecognized prior service cost                                  1,057           851
                                                                  ---------------------
   Pension liability recognized in balance sheets                 $ 6,538       $ 6,232
                                                                  =====================

Net pension costs for the plan include the following components (in thousands):


                                                            YEARS ENDED
                                                    FEBRUARY 28          FEBRUARY 29,
                                                1998           1997          1996
                                               -------------------------------------

Service cost                                   $ 2,254        $ 2,229        $ 1,814
Interest on projected benefit obligation         2,538          2,240          1,987
Actual return on plan assets                    (4,159)        (2,575)        (2,921)
Net amortization and deferral                    2,232          1,007          1,713
                                               -------------------------------------
Net periodic pension cost                      $ 2,865        $ 2,901        $ 2,593
                                               =====================================

                            LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 7.5% as of February 28, 1998 and 1997, respectively. The expected increase in compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.5% as of February 28, 1998 and 1997. The expected long-term rate of return on assets was 8.5% for each of the three years in the period ended February 28, 1998.

The Company also provides unfunded supplemental retirement benefits to certain domestic executives which provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal tax regulations. The accrued liability for this plan totals $1,453,141 and $1,338,000 at February 28, 1998 and 1997, respectively. The accrued liability at February 28, 1998 and 1997 includes an additional minimum liability of $341,000 and $303,000, respectively, of which $121,000 and $137,000, respectively, has been charged to a separate component of stockholders' equity. Pension expense related to the arrangement was $223,000 in 1998, $178,000 in 1997 and $187,000 in 1996.

Substantially all of the current and former employees of the Company's German Facilities are covered by a fully funded defined contribution pension plan (The "General Plan"). The General Plan has a vesting period of five years and participation is mandatory for all employees. Employees are required to contribute a fixed percentage of their gross salary up to certain qualifying amounts, as defined in the plan documents. The employee contribution is fully matched by the Company. The assets of the General Plan consist primarily of an insurance fund. For employees whose contributions would exceed the qualifying amounts for the General Plan, the Company also provides an unfunded supplementary pension plan ("Supplementary Plan"). The liabilities of the Supplementary Plan were acquired by the Company in the Hoechst acquisition and are valued assuming a discount rate of 6%. The accrued liability for the Supplementary Plan totals $1,435,000 at February 28, 1998.

                            LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

The Company has recently instituted certain executive and other key employee benefit plans intended to provide incentives to those employees. The 1997 Stock Option Plan provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The Management Stock-Based Incentive Plan enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted operational results and individual goals. All such plans are to be administrated by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to be made and the various restrictions applicable to such awards. As of February 28, 1998, no awards had been granted.

In addition, the Company maintains defined contribution savings plans in which substantially all domestic salaried and hourly employees are eligible to participate. Employee contributions to the plans are on a voluntary basis and may range from 1/2% to 16% of the employee's compensation, as defined in the plans. Under the plan for salaried employees, the Company matches 10% of the employees' qualified contributions up to a defined amount, and at the discretion of the Board of Directors, contributions may be made to the account of employees who are employed on the last valuation date in each year in an amount which cannot exceed 15% of the annual salaries of the employees who are eligible to receive contributions. The Company made contributions to these plans of approximately $85,000, $79,000 and $68,000 during fiscal 1998, 1997 and 1996, respectively.

The Company funds healthcare and life insurance benefits for retired domestic employees on a pay-as-you-go basis with the retiree paying a portion of the costs, except that individuals who were not employed by the prior owners of certain acquired businesses pay 100% of their allocated premium. The Company's plans cover substantially all employees of the Company and provide for life and health coverage upon retirement.

                            LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

Summary information on the Company's postretirement health and life insurance plans follows (in thousands):


                                                                                  FEBRUARY 28
                                                                               1998         1997
                                                                             ---------------------
Accumulated postretirement benefit obligation
  (APBO):
     Retirees                                                                $ 9,780       $ 7,728
     Fully eligible active plan participants                                   5,414         5,657
     Other active plan participants                                            8,011         7,466
                                                                             ---------------------
Total accumulated postretirement benefit obligation                           23,205        20,851
Unrecognized net actuarial gain                                                4,890         6,121
Unrecognized prior service cost asset                                            203           406
                                                                             ---------------------
Accrued postretirement benefit cost                                          $28,298       $27,378
                                                                             =====================

The components of net periodic postretirement benefit costs follow (in thousands):


                                                             YEARS ENDED
                                                     FEBRUARY 28        FEBRUARY 29,
                                                  1998           1997      1996
                                               -------------------------------------

Service cost                                   $   371        $   426        $   426
Interest on accumulated postretirement
  benefit obligation                             1,529          1,707          1,758
Net amortization and deferral                     (554)          (241)          (221)
                                               -------------------------------------
Net periodic postretirement benefit cost       $ 1,346        $ 1,892        $ 1,963
                                               =====================================

                            LaRoche Industries Inc.

7. EMPLOYEE BENEFITS (CONTINUED)

The discount rate used in determining the APBO was 7.0% and 7.5% as of February 28, 1998 and 1997, respectively. The assumed healthcare cost trend rates range from 7.4% to 7.8% in fiscal 1999, declining gradually to 5% after 12 years and remaining at that level thereafter. The Company amortizes significant actuarial gains and losses over the estimated average remaining service periods.

If the healthcare cost trend rate assumptions were increased by 1%, the APBO at February 28, 1998 would be increased by approximately $2,900,000. The effect of this change on the aggregate of the service and interest components of net periodic postretirement benefit cost for 1998 would be an increase of approximately $269,000.

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

                            LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

The Company owns a variety of sites which may or will likely require remediation. Under the provisions of the acquisition agreements for the businesses, the former owners retained the obligations for any potential liabilities arising from conditions or events occurring or attributable to periods prior to the acquisition of properties acquired by the Company pursuant to those agreements. At certain locations, such items must be identified by July 26, 1998 for the former owner to remain obligated. Management believes that it is probable the former owners will fulfill their obligations under the agreements.

In connection with all sites, the Company reduced accruals and related expense by approximately $.8 million and increased accruals and related expense by approximately $1.1 million during fiscal year 1998 and 1997, respectively, and an immaterial amount was charged to expense in 1996 in connection with remediation and related activities. Other accrued liabilities include $1.7 million and $1.9 million for the current portion of estimated clean-up expenditures and related accruals at February 28, 1998 and 1997, respectively. The balance of spending identifiable to future years is included in other non-current liabilities at February 28, 1998 and 1997 and amounts to $1.5 million and $2.6 million, respectively, for each year then ended.

While the Company believes that the recorded amounts represent the Company's best estimate of the costs of such matters, it is reasonably possible that additional costs may be incurred. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $1.3 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which accruals are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current accruals for environmental remediation and the possible range of additional costs, the Company has not assumed it will bear the entire cost of remediation of every site to the exclusion of the former owners of such sites. The ability of the former owners to participate has been taken into account, based generally on their financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

                            LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

In May 1997, the Company reached a plea agreement with the U.S. Department of Justice, along with other U.S. ammonium nitrate producers, in a government investigation relating to a price fixing conspiracy among U.S. ammonium nitrate producers during May 1992. On May 9, 1997, the Company and the federal government reached an agreement to settle the matter for $1.5 million, plus interest from May 1997, to be paid during the succeeding four year period. Such amount was accrued in the Company's financial statements as of February 28, 1997.

In December 1997, the Company was named as a defendant in certain civil antitrust actions and could be added as a defendant in other existing cases, brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. No amounts have been stated in such claims. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's above disclosed plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company has filed answers denying liability in such civil actions and intends vigorously to defend them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability with respect to this matter. Accordingly, the Company has not recorded any accruals related to such claims. However, if found liable the amount could be material.

The Company is named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company-owned facility. The plaintiff seeks recovery of damages of approximately $8.5 million. The pipeline later ruptured, resulting in the release of gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In addition, the Company has been named in a class-action petition and in one other individual suit filed on behalf of persons allegedly harmed by the rupture

                            LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL AND LEGAL MATTERS (CONTINUED)

of the pipeline. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. Accordingly, the Company has not recorded any accruals related to such claims.

The Company owns and operates two pipelines to transport brine, a key raw material in the production of chlor-alkali products, to its Gramercy facility. The pipelines transverse land upon which the Company has been granted the right to transport brine to its Gramercy facility. The Company has been evaluating the possibility of replacing one of the pipelines due to operating difficulties and to provide additional raw material for capacity expansion. A landowner recently filed petitions alleging among other items that the Company's rights to transport brine through one of these pipelines should be prohibited and that its right to replace this same pipeline has expired. In connection with this lawsuit, the landowner sought a preliminary injunction to immediately forbid the Company from using this pipeline. The Court refused to grant such action but has required the Company to implement certain programs including monitoring for potential leaks. With respect to the remaining issues, management believes the Company has meritorious defenses to these allegations and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not possible to determine whether this landowner will prevail. If this landowner prevails, the Company's ability to supply the Gramercy plant with brine may be adversely effected.

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

LEASES AND OTHER

The Company leases facilities and equipment consisting primarily of its corporate office, electric power co-generation systems, transportation and computer equipment. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Certain of the leases have renewal terms at the option of the Company.

Minimum future obligations on leases that have initial or remaining non-cancelable lease terms in excess of one year as of February 28, 1998 are as follows (in thousands):


                                                             CAPITAL          OPERATING
                                                              LEASES            LEASES
                                                          -------------------------------
   Fiscal years ending February,
     1999                                                 $      526              $ 6,734
     2000                                                        248                6,293
     2001                                                         69                5,523
     2002                                                         12                4,206
     2003                                                         11                3,491
     Thereafter                                                   --               21,125
                                                          -------------------------------

Total minimum lease payments                                     866              $47,372
                                                                                  =======
Less estimated executory costs and imputed interest costs         97
                                                          ----------
Present value of minimum lease payments                   $      769
                                                          ==========



                            LaRoche Industries Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES AND OTHER (CONTINUED)

Total rental expense under operating leases aggregated approximately $8,897,000, $7,504,000 and $7,519,000 during fiscal years 1998, 1997 and 1996, respectively.

At February 28, 1998 the Company has commitments outstanding under their natural gas fixed price purchase contracts to purchase approximately $6.8 million of natural gas during the subsequent year. The following sets forth the open positions and the fair value of its natural gas collar positions as of February 28, 1998 and 1997:


                                          QUANTITY           FAIR VALUE          CARRYING VALUE
                                     ----------------------------------------------------------
                                         (in MMBTUs)
FEBRUARY 28, 1998
Purchased Call Options                     5,118,000         $    953,000               $  --
Written Put Options                        5,118,000             (412,000)                 --

FEBRUARY 28, 1997
Purchased Call Options                     4,575,000         $    366,000               $  --
Written Put Options                        4,575,000             (154,000)                 --


The fair values are based on quoted market prices.

As of February 28, 1998, of the Company's estimated requirements, approximately 95% beginning in March 1998 and declining to 10% in March 1999 are subject to collar arrangements.

Several of the Company's facilities and those of some of its joint ventures are integrated with the operations of other companies. As a result, the companies involved share certain common facilities and services, including power generation. Generally, the Company maintains certain long-term supply contracts with the appropriate parties.

9. INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

                            LaRoche Industries Inc.

9. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                         FEBRUARY 28
                                                      1998        1997
                                                  ------------------------
Deferred tax liabilities:
   Property, plant and equipment                  $ 36,168        $ 32,819
   Other                                             9,003           8,846
                                                  ------------------------
Total deferred tax liabilities                      45,171          41,665

Deferred tax assets:
   Employee benefit obligations                     13,087          15,005
   AMT credit carryforward                           6,150             875
   Other                                             9,016           4,050
                                                  ------------------------

Total deferred tax assets                           28,253          19,930
                                                  ------------------------
Valuation allowance for deferred tax assets           (600)           (600)
                                                  ------------------------
Net deferred tax liabilities                      $ 17,518        $ 22,335
                                                  ========================

                            LaRoche Industries Inc.

The components of the provision (benefit) for income taxes are as follows (in thousands):


                                                                 YEARS ENDED
                                                  ----------------------------------------
                                                          FEBRUARY 28         FEBRUARY 29,
                                                      1998           1997         1996
                                                  ----------------------------------------
Federal:
   Current                                        $  1,691        $ (5,456)       $ 11,317
   Deferred                                         (4,871)          5,432            (317)
                                                  ----------------------------------------
                                                    (3,180)            (24)         11,000
State:
   Current                                            (728)           (794)          2,348
   Deferred                                             54           1,235            (178)
                                                  ----------------------------------------
                                                      (674)            441           2,170
                                                  ----------------------------------------

Foreign                                                201              --              --

Provision (benefit) for income taxes before
   extraordinary charges                            (3,653)            417          13,170
Tax benefit for extraordinary charges               (7,740)             --              --
                                                  ----------------------------------------
Total provision (benefit) for income taxes        $(11,393)       $    417        $ 13,170
                                                  ========================================

                            LaRoche Industries Inc.

9. INCOME TAXES (CONTINUED)

A reconciliation between income taxes provided and the amount computed by applying the federal income tax rate (35%) to income before income taxes follows (in thousands):


                                                       YEARS ENDED
                                         ---------------------------------------
                                               FEBRUARY 28           FEBRUARY 29,
                                           1998            1997          1996
                                         ---------------------------------------
Computed amount based on federal
   statutory rate                        $(10,319)       $    377        $11,243
State income taxes, net of federal
   income tax benefit                      (1,155)             45          1,357
Increase in valuation allowance                --             277             --
Percentage depletion                          (70)           (886)            --
Other                                         151             604            570
                                         ---------------------------------------
                                         $(11,393)       $    417        $13,170
                                         =======================================

At February 28, 1998, the company had state operating loss carryforwards of approximately $6.3 million which begin to expire in 2011. The Company has provided a valuation allowance for these State net operating losses. The Company has approximately $6,150,000 in alternative minimum tax ("AMT") carryforwards available to offset future taxes for an unlimited time period.

10. REDEEMABLE COMMON STOCK AND COMMON STOCK WITH PUT RIGHTS

The Company allows certain of its executive officers, management employees and directors to own common stock. At February 28, 1998 and 1997, 12,519 and 13,934 shares, respectively, were outstanding pursuant to its 1995 Stock Purchase Plan (the "1995 Plan,") and the Board of Directors Stock Purchase Plan (the "Directors Plan"). Generally participants in the 1995 Plan must use 25% of any annual bonuses to purchase stock up to specified amounts. The 1995 Plan and the Directors Plan provide that certain executive officers, management employees and directors of the Company will be, at the discretion of the Board of Directors, eligible to purchase shares of the Company's common stock at fair value (as determined by independent appraisal).

                            LaRoche Industries Inc.

10. REDEEMABLE COMMON STOCK AND COMMON STOCK WITH PUT RIGHTS (CONTINUED)

In connection with the 1995 Plan and the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of employment or directorship, the shares must be sold to the Company at fair value. Fair value, based upon an independent appraisal, was $280 and $300 per share at February 28, 1998 and 1997, respectively, and the aggregate value of such applicable shares is reflected as redeemable common stock in the accompanying consolidated balance sheets. The final settlement prices for any shares may differ from the estimated amounts. All redemption provisions of the Company's shares expire upon a public offering of the Company's common stock. The Company has guaranteed indebtedness of certain executive officers, management employees and directors pursuant to the 1995 Plan and the Directors Plan aggregating $191,000 and $455,000 as of February 28, 1998 and 1997, respectively.

The Company originally had shareholder agreements with two of the Company's founding stockholders who were executive officers. Such holders originally held 15% (75,000 shares) of the Company's outstanding common stock. As of February 28, 1998 and 1997, none of these shares were outstanding. Such agreements provided the holders the option to sell their stock at any time to the Company for at least fair market value and required the Company to repurchase such stock upon the occurrence of certain conditions. Changes in the value of these shares were charged directly to retained earnings as "Adjustment to estimated fair value of common stock with put rights." During fiscal 1995, the Company's former chairman put 25,000 of his shares to the Company for $5,512,500. During fiscal 1996, the Company and its former chairman mutually agreed to a repurchase of his remaining 25,000 shares in exchange for a $7,401,250 promissory note. Finally, during fiscal 1997, the holder of the remaining 25,000 shares put his shares to the Company for $7,475,000 in cash.

                            LaRoche Industries Inc.

10. REDEEMABLE COMMON STOCK AND COMMON STOCK WITH PUT RIGHTS (CONTINUED)

The following table summarizes activity in the Company shares that have redemption features (in thousands):


                                                          YEARS ENDED
                         -------------------------------------------------------------------------------
                                       FEBRUARY 28                               FEBRUARY 29,
                               1998                   1997                           1996
                         -------------------------------------------------------------------------------
                            REDEEMABLE      REDEEMABLE    COMMON STOCK    REDEEMABLE      COMMON
                              COMMON          COMMON        WITH PUT        COMMON     STOCK WITH PUT
                              STOCK           STOCK          RIGHTS          STOCK         RIGHTS
                         -------------------------------------------------------------------------------
Balance at beginning
  of year                   $4,177          $  4,771        $ 7,475        $2,417        $12,975
Adjustment in value           (248)              (98)            --           768          1,901
Other shares issued            326             3,187                        1,918             --
Repurchases                   (750)           (3,683)        (7,475)         (332)        (7,401)
                         -------------------------------------------------------------------------------
Balance at end of year      $3,505          $  4,177        $    --        $4,771        $ 7,475
                         ===============================================================================

11. SEGMENT INFORMATION

The Company operates principally in three business segments. The electrochemical products segment consists of caustic soda, chlorine, chlorinated methane compounds and fluorocarbons (see Note 3). The nitrogen products segment consists of facilities which manufacture and distribute agricultural and industrial nitrogen products and distribute non-nitrogenous agricultural fertilizers. The alumina chemicals segment consists of specialty aluminas and related products. Beginning in fiscal 1998, certain operations included in the electrochemical products segment were located in Europe and had income from operations of approximately $821,000 and a loss from equity investments of approximately ($725,000) for the fiscal year ended February 28, 1998. For fiscal 1998, foreign operations represented approximately 5.3% and 17.3% of total net sales to unaffiliated customers and total identifiable assets, respectively. Net income from foreign operations and intersegment sales are not material. Net assets for European operations totaled approximately $52 million.

                            LaRoche Industries Inc.

11. SEGMENT INFORMATION (CONTINUED)

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

Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):


                                                                  YEARS ENDED
                                          --------------------------------------------------------
                                                       FEBRUARY 28                  FEBRUARY 29,
                                                 1998                  1997             1996
                                          --------------------------------------------------------
Net sales:
   Nitrogen products                            $234,884              $242,408            $248,438
   Electrochemical products                      107,686                96,738             138,775
   Alumina chemicals                              38,444                40,139              61,769
                                          --------------------------------------------------------
Total                                           $381,014              $379,285            $448,982
                                          ========================================================
Income (loss) from operations:
   Nitrogen products                            $ 11,303              $ 11,710            $ 20,468
   Electrochemical products                       (1,181)                8,562              29,624
   Alumina chemicals                                  34                (3,897)               (448)
   Corporate expense                              (4,978)               (5,738)             (5,359)
                                          --------------------------------------------------------
Income from operations                             5,178                10,637              44,285
Interest expense                                 (17,510)              (14,881)            (15,973)
Income from equity investments                     2,698                 4,909               2,647
Other income, net                                    182                   411               1,163
                                          --------------------------------------------------------
(Loss) income before income
   taxes and other items                        $ (9,452)             $  1,076            $ 32,122
                                          ========================================================

                            LaRoche Industries Inc.

11. SEGMENT INFORMATION (CONTINUED)


                                                           YEARS ENDED
                                             --------------------------------------
                                                     FEBRUARY 28        FEBRUARY 29,
                                             --------------------------------------
                                                 1998           1997       1996
                                             --------------------------------------
Identifiable assets:
   Nitrogen products                         $170,403        178,179        160,346
   Electrochemical products                   148,809         68,956       $ 79,794
   Alumina chemicals                           56,825         47,627         52,291
   Corporate                                   29,378         17,603         13,501
                                             --------------------------------------
Total                                        $405,414       $312,365       $305,932
                                             ======================================

Depreciation and amortization:
   Nitrogen products                         $ 13,036       $ 14,693       $ 10,425
   Electrochemical products                     5,787          5,665          4,493
   Alumina chemicals                            3,035          2,276          3,662
   Corporate                                      771            427            416
                                             --------------------------------------
Total                                        $ 22,629       $ 23,061       $ 18,996
                                             ======================================

Capital expenditures (including
  acquisitions and plant turnarounds):
     Nitrogen products                       $ 19,123       $ 26,922       $ 40,866
     Electrochemical products                  30,682         10,773          6,062
     Alumina chemicals                          6,483          3,127          3,652
                                             --------------------------------------
Total                                        $ 56,288       $ 40,822       $ 50,580
                                             ======================================


The fiscal 1998 electrochemical products segment and fiscal 1996 nitrogen products segment capital expenditures summarized in the above table include business acquisition expenditures of $17.6 million and $38 million related to the purchase of the German facilities and Seneca facilities, respectively.

                            LaRoche Industries Inc.

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited fiscal 1998 and 1997 pro forma financial information gives effect to the investment in ChlorAlp (Note 6), the issuance of the Notes (Note 7) and the acquisition of the German Facilities (Note 3), as if each had occurred at the beginning of fiscal 1997. The fiscal 1996 unaudited pro forma information gives effect to the Seneca Acquisition (Note 3) at the beginning of such fiscal year. The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such transactions actually occurred at the beginning of such periods nor is it necessarily indicate of future results of operations of the combined company (in thousands):

                                                              YEARS ENDED
                                                --------------------------------------
                                                      FEBRUARY 28         FEBRUARY 29,
                                                   1998          1997        1996
                                                --------------------------------------
                                                              (Unaudited)

Net sales                                       $ 480,191      $487,637       $473,774
(Loss) income before extraordinary
  charge                                           (5,305)          640         16,827
Net (loss) income                                 (17,595)          640         16,827

                            LaRoche Industries Inc.

                SCHEDULE II -- Valuation and Qualifying Accounts

                                               BALANCE AT  CHARGED TO   CHARGED                  BALANCE
                                               BEGINNING    COSTS AND   TO OTHER                AT END OF
             DESCRIPTION                       OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
------------------------------------------     ----------  ----------   --------   ----------   ---------
YEAR ENDED FEBRUARY 29, 1996
Allowance for doubtful accounts                   807          102         --          60 (1)      849
Valuation allowance for deferred tax asset        969           --         --         646 (2)      323

YEAR ENDED FEBRUARY 28, 1997
Allowance for doubtful accounts                   849           68         --         141 (1)      776
Valuation allowance for deferred tax asset        323          277         --          --          600

YEAR ENDED FEBRUARY 28, 1998
Allowance for doubtful accounts                   776           36         --         285 (1)      527
Valuation allowance for deferred tax asset        600           --         --          --          600

-----------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Write off of deferred tax assets.