Form 10-Q
period 1998-05-31
LAROCHE INDUSTRIES INC
filed 1998-07-15
CIK 797556

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________


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
                                                       -----    ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                      OUTSTANDING AS OF JULY 15, 1998
                -----                      -------------------------------
    Common Stock, $.01 par value                     437,977 Shares

===============================================================================

                            LAROCHE INDUSTRIES INC.


                                     INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at May 31, 1998 and February 28, 1998                       1

               Condensed Consolidated Statements of Income for the three months ended May 31, 1998 and
                  May 31, 1997                                                                                   3

               Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 1998
                  and May 31, 1997                                                                               4

               Notes to Condensed Consolidated Financial Statements                                              5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                       16

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                                 17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (NOTE 1)

                            LaRoche Industries Inc.

               Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                                          MAY 31,   FEBRUARY 28,
                                                                           1998        1998
                                                                        ----------  -----------
ASSETS
Current assets:
  Cash                                                                  $    5,277  $   12,884
  Receivables:
     Trade, net of allowances of $524 and $527 as of
         May 31, 1998 and February 28, 1998, respectively                   63,543      52,709
     Other                                                                  19,591      16,879
  Inventories (Note 4)                                                      31,597      36,399
  Other current assets                                                         770       1,162
                                                                        ----------  ----------
Total current assets                                                       120,778     120,033
Investments and advances to affliates                                       53,025      50,428
Property, plant and equipment, at cost                                     329,343     321,685
  Less accumulated depreciation                                           (110,451)   (105,561)
                                                                        ----------  ----------
Net property, plant and equipment                                          218,892     216,124
Other assets                                                                18,066      18,829
                                                                        ==========  ==========
Total assets                                                            $  410,761  $  405,414
                                                                        ==========  ==========


See accompanying notes.

                            LaRoche Industries Inc.


               Condensed Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                               MAY 31,          FEBRUARY 28,
                                                                                1998                1998
                                                                              ---------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility (Note 5)                                      $  31,000         $    22,000
      Accounts payable                                                           52,920              53,431
      Accrued compensation                                                        9,952               8,503
      Other accrued liabilities                                                   8,224              15,457
      Current portion of long-term debt (Note 5)                                  6,177               7,657
                                                                              ---------         -----------
Total current liabilities                                                       108,273             107,048

Long-term debt (Note 5)                                                         206,408             207,418
Deferred income taxes                                                            17,518              17,518
Other noncurrent liabilities                                                     40,415              38,277

Commitments and contingencies

Redeemable common stock                                                           3,601               3,505

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
      value, 200,000 shares authorized, no shares outstanding                         -                   -
   Common stock, $.01 par value, 1,200,000 shares
      authorized, 425,000 non-redeemable shares issued                                4                   4
   Capital in excess of par value                                                   630                 630
   Retained earnings                                                             34,194              31,225
   Foreign currency translation adjustment                                         (161)                (90)
   Minimum pension liability                                                       (121)               (121)
                                                                              ---------         -----------
Total stockholders' equity                                                       34,546              31,648
                                                                              =========         ==========
                                                                              $ 410,761         $   405,414
                                                                              =========         ===========



See accompanying notes.

                             LaRoche Industries Inc.

             Condensed Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)



                                           THREE MONTHS ENDED
                                       -----------------------------
                                          MAY 31,          MAY 31,
                                           1998             1997
                                       -----------       -----------
Net sales                                $ 127,700       $ 110,663

Cost of sales                              107,323          94,411
                                         ---------       ---------
Gross profit                                20,377          16,252

Selling, general and administrative
     expenses                                9,954           8,583
                                         ---------       ---------
Income from operations                      10,423           7,669

Interest and amortization of debt
     expense                                (5,424)         (3,933)
Income from equity investments               1,833           1,248
Other expense, net                            (353)            (39)
                                         ---------       ---------
Income before income taxes                   6,479           4,945

Provision for income taxes                  (3,145)         (1,978)
                                         ---------       ---------
Net income                               $   3,334       $   2,967
                                         =========       =========

See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)



                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                  MAY 31,         MAY 31,
                                                                   1998            1997
                                                                 --------       ----------
OPERATING ACTIVITIES
Net income                                                       $  3,334       $  2,967
Depreciation and amortization                                       6,354          5,919
Net change in operating assets and liabilities                    (11,853)        13,861
Equity income, net of distributions                                (2,016)           151
                                                                 --------       --------
Net cash (used) provided by operating activities                   (4,181)        22,898

INVESTING ACTIVITIES
Capital expenditures                                               (8,858)        (7,792)
Investments in and advances to affliates                             (931)          (361)
Plant turnarounds                                                       -           (194)
Proceeds from sale of facilities                                      770              -
                                                                 --------       --------
Net cash used by investing activities                              (9,019)        (8,347)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility         9,000         (9,925)
Sales of common stock with redemption features                         50            150
Repayments of long-term debt                                       (2,510)        (1,355)
Dividends paid                                                       (365)          (219)
                                                                 --------       --------
Net cash provided (used) by financing activities                    6,175        (11,349)
                                                                 --------       --------

Effect of exchange rate changes on cash                              (582)             -
                                                                 --------       --------

Net (decrease) increase in cash                                    (7,607)         3,202
Cash at beginning of period                                        12,884          1,165
                                                                 --------       --------
Cash at end of period                                            $  5,277       $  4,367
                                                                 ========       ========


See accompanying notes.

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended May 31, 1998 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.


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


RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.


ACCOUNTING POLICIES

     Derivatives. The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investment in and cash flows from its foreign operations. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's equity investment are accounted for as an offset to the translation adjustment.

2.    NEW ACCOUNTING STANDARDS

    In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently used by the Company. These statements are required to be adopted in fiscal 1999. The Company does not anticipate that SFAS 130 will have a material impact on the Company's consolidated financial statements. The Company has evaluated SFAS 131 and has determined that its impact on the Company's condensed consolidated financial statements is not material.

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

3.   ACQUISITIONS

     On October 17, 1997, the Company, through a subsidiary, acquired a 50% stock interest in ChlorAlp S.A.S. ("ChlorAlp"), a joint venture company with Rhodia Chimie, S.A. ("RPC"), a subsidiary of Rhone-Poulenc, S.A. ChlorAlp is a joint venture that owns and operates, among other things, a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. In connection with such transactions, the Company, through a subsidiary, and RPC entered into a Put and Call agreement providing for certain rights of each party to require the other to buy or sell its respective interest in ChlorAlp under certain circumstances. The acquisition was accounted for as a purchase; accordingly, the third quarter fiscal 1998 and subsequent periods' consolidated statements of income include the Company's share of the results of operations of the joint venture since the acquisition date using the equity method of accounting. The Company funded the purchase with funds drawn from the Term Loan (as defined) portion of its Credit Facility (as defined).

     On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "German Facility") located in Hochst near Frankfurt, Germany from Celanese GmbH, a wholly-owned subsidiary of Hoechst AG. The acquisition was accounted for as a purchase; accordingly, the February 28, 1998 consolidated statement of income includes the results of the operations of the German Facility since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility.

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



4.   INVENTORIES

     Components of inventory are as follows (in thousands):

                                                                                     FEBRUARY 28,
                                                               MAY 31, 1998             1998
                                                               ------------          ------------

                        Finished goods and in-progress...          $17,796             $20,143
                        Inventory purchased for resale...            2,791               6,689
                        Raw materials....................            2,384               1,277
                        Supplies and catalysts...........            9,241               8,905
                                                               -----------           ---------
                                                                    32,212              37,014
                        Less LIFO reserve................             (615)               (615)
                                                               -----------           ---------
                                                                   $31,597             $36,399
                                                               ===========           =========


     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation.

5.   BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):


                                                                                           FEBRUARY 28
                                                                      MAY 31, 1998             1998
                                                                      ------------         -----------
                    Revolving credit facility...................      $   31,000            $  22,000
                                                                      ==========            =========
                    Term debt:
                        9 1/2% senior subordinated notes...........   $  174,268            $ 174,248
                        13% senior subordinated notes...........             915                  915
                        Term loan...............................          33,542               34,271
                        Other notes payable.....................           3,860                5,641
                                                                      ----------            ---------
                             Total..............................         212,585              215,075
                    Less current portion........................          (6,177)              (7,657)
                                                                      ----------            ---------
                    Long-term debt..............................      $  206,408            $ 207,418
                                                                      ==========            =========


    In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing, the Company issued $175.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes were applied to repurchase $99.1 million of the Company's 13% Senior Subordinated Notes due 2004 (the "13% Notes") and a portion was used to repay existing borrowings under the Company's previous credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and was reflected in the Company's February 28, 1998 consolidated statement of income as an extraordinary charge.

    The Notes require semi-annual interest only payments on March 15 and September 15 each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes Indenture, dated September 23, 1997, (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs are being amortized over the life of the Notes.

    In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which provides for a $125.0 million revolving credit facility ("Revolving Credit Facility") and $35.0 million term loan ("Term Loan"). The Credit Facility is secured by substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Debt issuance costs are being amortized over the life of the Credit Facility. Interest is based on either the prime rate or LIBOR, plus up to 2.00%. Availability under the Revolving Credit Facility is subject to limitations as outlined in the Credit Agreement. At May 31, 1998 and February 28, 1998, $31.0 million and $22.0 million, respectively, was outstanding under the Revolving Credit Facility. The weighted average borrowing rate at May 31, 1998 and 1997 was approximately 8.34% and 7.97%, respectively. On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the Credit Agreement. The borrowing rate was approximately 7.69% and 7.62% at May 31, 1998 and February 28, 1998, respectively. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.25% to 0.50% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the Credit Agreement.

    At February 28, 1998, the Company was not in compliance with certain covenants contained in the Credit Facility. The Company has received amendments and waivers with respect to such noncompliance. While the Company expects to remain in compliance with the covenants contained in the debt agreements, it is possible that the Company may not comply with such covenants in the future.

    At February 28, 1998, no amounts of retained earnings were available to the Company to make restricted payments (as defined) under certain restrictive provisions of the above agreements, however, the Company generally is allowed to annually pay up to $2.0 million of dividends.

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

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



remediation methods, changing environmental laws and interpretations and other matters. Such environmental costs are accrued at the time the expenditure becomes probable and the costs can be reasonably estimated.

    In December 1997, the Company was named as a defendant in certain civil antitrust actions and could be added as a defendant in other existing cases, brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. Claims for specific monetary damage were not made in such lawsuits. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. The Company has filed answers denying liability in such civil actions and intends vigorously to defend them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability with respect to this matter. Accordingly, the Company has not recorded any accruals related to such claims.

    The Company is named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company-owned facility. The pipeline later ruptured, resulting in the release of gasoline into the Blind River and surrounding area near Gramercy, Louisiana. The plaintiff seeks recovery of damages of approximately $8.5 million. In addition, the Company has been named in a class-action petition and in one other individual suit filed on behalf of persons allegedly harmed by the rupture of the pipeline. The Company is continuing a diligent investigation of the situation in order to evaluate the allegations and the relative responsibility of the parties involved. The Company is also responding to inquiries from regulatory authorities of the State of Louisiana related to the gasoline release. Management believes the Company has meritorious defenses to these claims and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability for the rupture and release or to reasonably estimate the cost of any possible liability. Accordingly, the Company has not recorded any accruals related to such claims.

    The Company owns and operates two pipelines to transport brine, a key raw material in the production of chlor-alkali products, to its Gramercy facility. The pipelines transverse land upon which the Company has been granted the right to transport brine to its Gramercy facility. The Company has been evaluating the possibility of replacing one of the pipelines due to operating difficulties and to provide additional raw material for capacity expansion. A landowner recently filed a lawsuit that one of the pipelines is leaking brine. The lawsuit seeks monetary damages and that the Company's rights to transport brine through one of these pipelines should be prohibited and that its right to replace this same pipeline has expired. In connection with this lawsuit, the landowner sought a preliminary injunction to immediately forbid the Company from using this pipeline. The Court refused to grant such action but has required the Company to implement certain programs including monitoring for potential leaks. With respect to the remaining issues, management believes the Company has meritorious defenses to these allegations and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not possible to determine whether this landowner will prevail.

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

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)



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

8.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the investment in ChlorAlp (Note 3), the issuance of the Notes (Note 5) and the acquisition of the German Facility (Note 3), as if each had occurred at the beginning of fiscal 1998. The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such transactions actually occurred at the beginning of such periods nor is it necessarily indicative of future results of operations of the combined company (in thousands):


                                                                      THREE MONTHS
                                                                      ENDED MAY 31,
                                                                         1997
                                                                      -------------
                                                                       (unaudited)

            Net sales............................................     $137,972
            Net income...........................................        2,886

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company's consolidated audited financial statements and notes thereto for the fiscal year ended February 28, 1998.

SIGNIFICANT DEVELOPMENTS

    In September 1997, the Company refinanced its outstanding indebtedness under its then-outstanding $100.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2004 (the "13% Notes") and then-existing bank credit facility (the "Old Facility") (collectively, the "Refinancing"). The Refinancing was funded through the issuance of $175.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes") and the Credit Facility (as defined), the net proceeds from which were used to repurchase approximately 99% of the 13% Notes and repay certain borrowings under the Revolving Credit Facility. In connection with issuing the Notes and redeeming the 13% Notes, the Company paid call and prepayment premiums and incurred other costs. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and is reflected in the Company's February 28, 1998 consolidated statement of income as an extraordinary charge. In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility (the "Credit Facility"), which currently provides for a $125.0 million revolving credit facility (the "Revolving Credit Facility") and a $35.0 million term loan (the "Term Loan"). The Company used a portion of the Revolving Credit Facility to retire the Old Facility. All of the Term Loan was drawn in October 1997 for purposes of closing the Chlor-Alkali Joint Venture (as defined).

     The Company historically has expanded its business through acquisitions of other related businesses and investments in joint venture arrangements, and the Company continues to evaluate acquisition and joint venture opportunities. Accordingly, in October 1998, the Company purchased a 50% interest in the French chlor-alkali business at Rhodia Chimie, S.A. ("RPC"), a subsidiary of Rhone-Pohlene, S.A. and entered into certain related arrangements with RPC (the "Chlor-Alkali Joint Venture"). In connection with the Chlor-Alkali Joint Venture, the Company purchased a 50% stock interest in ChlorAlp S.A.S. ("ChlorAlp"). The Company funded the purchase by drawing under the Team Loan portion of its Credit Facility. Additionally, on December 31, 1997, the Company (through a wholly-owned subsidiary) purchased certain chlor-alkali and chlorinated methane manufacturing facilities (the "German Facility") located near Frankfurt in Hochst, Germany from Celanese GmbH, Frankfurt, a subsidiary of Hoechst AG. The Company funded the purchase with funds drawn from its Revolving Credit Facility portion of its Credit Facility. In connection with the aforementioned acquisitions, the Company entered into cross-currency interest rate swap agreements to hedge its investments.

SEGMENT INFORMATION

     Effective March 1, 1998, the Company restructured its reporting segments. Previously, the Company's reporting segments included: Nitrogen Products, which produce nitrogen fertilizer, blasting grade ammonium nitrate, and industrial ammonia; Electrochemical Products, which produce chlorine and caustic soda ("chlor-alkali") and the fluorocarbon HCFC-141b; and Alumina Chemicals, which produce specialty activated alumina chemicals, Versal(R) gel aluminas and hydrated alumina. Effective March 1, 1998, the production and sale of its fluorocarbon HCFC-141b has been combined with the Alumina Chemicals segment to form the Specialty Chemicals segment in order to appropriately align the segments with the Company's management structure. The following table presents business segment information for the three months ended May 31, 1998 and 1997, respectively. The prior year figures presented have been reclassified to conform with the current year reporting changes.


                                                                   THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                        MAY 31, 1998                MAY 31, 1997
                                                 -------------------------    ------------------------
                                                                PERCENT OF                  PERCENT OF
                                                    AMOUNT         TOTAL        AMOUNT         TOTAL
                                                 -----------    ----------    ----------    ----------
            NET SALES:
            Nitrogen products                    $    66,789          52.3%   $   80,092          72.4%
            Electrochemical products                  44,630          34.9        13,031          11.8
            Specialty chemicals                       16,281          12.8        17,540          15.8
                                                 -----------    ----------    ----------    ----------
                     Total                       $   127,700         100.0%   $  110,663         100.0%
                                                 ===========    ==========    ==========    ==========
            INCOME (LOSS) FROM OPERATIONS:
            Nitrogen products                    $     7,376          70.8%   $    8,400         109.5%
            Electrochemical products                   5,616          53.9         1,444          18.8
            Specialty chemicals                         (826)         (8.0)         (861)        (11.2)
            Corporate expense                         (1,743)        (16.7)       (1,314)        (17.1)
                                                 -----------    ----------    ----------    ----------
                     Total                       $    10,423         100.0%   $    7,669         100.0%
                                                 ===========    ==========    ==========    ==========


RESULTS OF OPERATIONS

Comparison of Three Months Ended May 31, 1998 and May 31, 1997

     Net Sales. Net sales for the quarter ended May 31, 1998 increased $17.0 million (15.4%) to $127.7 million from $110.7 million for the quarter ended May 31, 1997.

     The Nitrogen Products segment's net sales for the quarter ended May 31, 1998 decreased $13.3 million (16.6%) compared to the corresponding quarter in the preceding year. The decrease in net sales was primarily due to reduced agricultural prices of $5.8 million due to increases in global ammonia production capacity and decreased sales volumes in industrial ammonia of $1.7 million due to poor market conditions. The decrease was also caused by decreased volumes at the Company's warehouse facilities of $6.1 million due to a slow planting season and the inclusion of sales from a newly formed joint venture arrangement with the Jefferson River Terminal ("JRT") in income from equity investments rather than net sales.

     The Electrochemical Products segment's net sales for the quarter ended May 31, 1998 increased $31.6 million (242.5%) compared to the corresponding quarter in the preceding year. The increase was primarily caused by the contribution of net sales from the German Facility which was acquired during the fourth quarter of the fiscal 1998, of $31.2 million. Additionally, increases in ECU prices experienced by the Gramercy facility of $1.9 million due to favorable market conditions were offset by decreased sales volume of $2.1 million resulting from the shutdown of the brine line for a two week period in order to install an improved monitoring system designed to address the recent lawsuit asserted by the landowner of the property upon which the pipeline transverses (as disclosed in the notes to the financial statements).

     The Specialty Chemicals segment's net sales for the quarter ended May 31, 1998 decreased $1.3 million (7.2%) compared to the corresponding quarter in the preceding year. The decrease was a result of decreased net sales in alumina chemicals of $0.5 million and a decrease in the net sales of fluorocarbons of $0.8 million. The decrease in alumina chemicals net sales consist primarily of decreased sales volume of $0.4 million for Versal(R) products due to sales order delays from certain customers and decreased sales of $0.4 million on the remaining inventory of calcined and tabular products, whose operations were sold in fiscal year 1997. The decrease in fluorocarbons net sales resulted primarily from decreased sales volume and selling prices in fluorocarbon products of $0.6 million due to poor market conditions.

     Income (Loss) from Operations. Income (loss) from operations for the quarter ended May 31, 1998 increased $2.8 million (35.9%) to $10.4 million from $7.7 million for the quarter ended May 31, 1997.

     The Nitrogen Products segment's income from operations decreased by $1.0 million (12.2%) for the quarter ended May 31, 1998 as compared to the corresponding quarter in the prior year. The decrease was primarily due to decreased agricultural prices of $5.8 million caused by increases in global ammonia production capacity. In addition, the division experienced decreases in sales volume in industrial ammonia and at the Company's warehouse facilities of $0.6 million and $0.5 million, respectively, due to poor market conditions, a slow planting season and the inclusion of results from the JRT joint venture in income from equity investments instead of income from operations. Increases in the cost of natural gas of $0.7 million also added to the reduction of first quarter income from operations. Such decreases were partially offset by improved margins of $5.9 million primarily due to decreased ammonia raw material costs and reduced fixed manufacturing costs at the plants of $0.9 million.

     The Electrochemical Products segment's income from operations increased by $4.2 million (288.9%) for the quarter ended May 31, 1998 as compared to the in the corresponding quarter in the prior year. The increase was primarily the result of the acquisition of the German Facility, which accounted for $3.8 million and an increase in ECU prices of $1.9 million caused by favorable market conditions. These increases were partially offset by increased natural gas costs of $0.3 million and lost contribution margin on caustic and chlorine products of $1.2 million due to decreased volume resulting from the brine supply problems, as noted above.

     The Specialty Chemicals segment's loss from operations decreased by $0.1 million (4.1%) to a loss of $0.8 million for the quarter ended May 31, 1998 as compared to the corresponding quarter in the preceding year. This decrease was a result of a decrease in the loss from operations on alumina chemicals products of $0.3 million and decreased income from operations on fluorocarbon products of $0.3 million. The decrease in the loss from operations of alumina chemicals products was due to decreased net fixed costs of $0.7 million somewhat attributable to the absence of labor difficulties experienced in prior year, partially offset by a lower contribution margin on decreased sales of Active alumina products of $0.3 million. The decrease in income from operations on fluorocarbon products included: (i) unfavorable fluorocarbon fixed inventory variances of $0.5 million due to production cutbacks and reduced inventory levels, and (ii) increased depreciation expenses of $0.4 million due to the reduction of estimated useful lives on hydrochloric fluorocarbon assets. These amounts were partially offset by reduced fluorocarbon research and development costs of $0.4 million caused by the discontinuation of development work on the next generation of foam blowing agents and a decrease in the loss from operations from LaRoche Air Systems, Inc. products of $0.4 million due to the shutdown of operations at the end of prior year.

     Corporate Expenses. Corporate expenses for the quarter ended May 31, 1998 increased $0.4 million (32.7%) to $1.7 million from $1.3 million for the quarter ended May 31, 1997. For the quarters ended May 31, 1998 and 1997, as a percentage of net sales, corporate expenses were 1.4% and 1.2%, respectively. The increase in corporate expenses for the quarter is primarily due to expenses associated with the Company's recent hiring of its vice president of the U.S. Chlor-Alkali business during fiscal 1999.

     The Company continues its policy of entering into fixed price forward purchase contracts and option spread ("collar") arrangements in order to establish a fixed price or a range of prices for its natural gas purchases in order to manage its manufacturing costs. Additionally, the Company continues to enter into cross-currency interest rate swap agreements to hedge the Company's investment in its foreign assets.

     Income From Equity Investments. Income from equity investments for the quarter ended May 31, 1998 totaled $1.8 million compared to $1.2 million for the quarter ended May 31, 1997. Income from equity investments reflects equity income attributable to several joint ventures. The increase in equity income was primarily due to the contribution of the Company's share of income from the ChlorAlp joint venture, which was entered into in October 1997, of $0.5 million and an increase in the Company's share of income from the CRILAR joint venture of $0.1 million.

     Other Expense, Net. For the quarter ended May 31, 1998, other expense, net was $0.4 million compared to other expense, net of $39,000 for the quarter ended May 31, 1997. The increase was primarily due to the loss on the foreign currency transaction discussed above of $1.3 million offset by an insurance recovery of $0.4 million for property damage at the Crystal City plant and foreign currency translation gains of $0.5 million.

     Interest and Amortization of Debt Expense. For the quarter ended May 31, 1998, interest and amortization of debt expense increased $1.5 million to $5.4 million compared to $3.9 million for the quarter ended May 31, 1997. The increase was primarily due to the Company's higher debt balances resulting from the previously discussed acquisitions. At May 31, 1998 the Company's total debt was $212.6 million compared to $106.0 million at May 31, 1997. The amortization of debt expenses related to the Company's refinancing of its senior indebtedness also contributed to the increase.

     Provision for Income Taxes. Provision for income taxes for the quarter ended May 31, 1998 was $3.1 million compared to a provision of $2.0 million for the quarter ended May 31, 1997. The increase in the provision resulted from the higher tax rates in Europe (55%) and reflects the increase in income before taxes as compared to the corresponding quarter in the preceding year. The Company's effective tax rate was 48.5% and 40.0% for the quarters ended May 31, 1998 and 1997, respectively.

     Net Income. As a result of the factors described above, net income for the quarter ended May 31, 1998 was $3.3 million compared to $3.0 million for the quarter ended May 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash (used) provided by operating activities was ($4.2 million) and $22.9 million for the quarter ended May 31, 1998 and 1997, respectively. The decrease was primarily the result of net decreases in the Company's operating liabilities. Specifically, accrued liabilities decreased $6.3 million as a result of the payment of interest on the Company's debt agreements and the timing of working capital requirements. In fiscal 1998, the increase in net cash provided by operating activities was primarily the result of more significant reductions in working capital of $4.3 million than the corresponding quarter in the prior year.

Cash used by investing activities was $9.0 million for the quarter ended May 31, 1998 compared to $8.3 million in the quarter ended May 31, 1997. The primary use of cash for the quarter ended May 31, 1998 was capital expenditures of $8.9 million. Major capital expenditures during the quarter ended May 31, 1998 included $1.2 million, $0.5 million and $0.4 million for the powerhouse project, cell improvements and brine line improvements, respectively, at the Gramercy facility; $0.6 million for the reconstruction of the nitric acid plant and plant upgrades at the Crystal City facility; $0.8 million for fire safety improvements at the Cherokee facility; and $1.3 million for the Company's ongoing software implementation project. Major capital expenditures during the quarter ended May 31, 1997 included $1.4 million for the Cherokee expansion, $1.3 million for the Gramercy powerhouse improvement projects, $0.4 million for health and safety upgrades in Aluminas and $1.2 million for the Company's ongoing software implementation project. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the projects mentioned above.

Net cash provided (used) by financing activities was $6.2 million and ($11.3 million) for the quarter ended May 31, 1998 and 1997, respectively. Cash used by financing activities of $6.2 million for the quarter ended May 31, 1998 included borrowings, net, of $9.0 million of outstanding indebtedness under the Company's Revolving Credit Facility and repayments of $2.5 million of long-term debt. Cash used by financing activities of $11.3 million for the quarter ended May 31, 1997 included repayments, net, of $9.9 million of outstanding indebtedness under the Company's Old Facility and repayments of $1.4 million of long-term debt, which constituted the Company's final payment on the USX Notes. Management anticipates that the Company's existing capital resources, cash flow generated from future operations and drawings under the Revolving Credit Facility will enable it to maintain its current operations, capital expenditures, acquisitions and debt service for the foreseeable future.


EBITDA

EBITDA for the quarters ended May 31, 1998 and 1997 was $20.3 million and $14.9 million, respectively. These amounts, for the quarters ended May 31, 1998 and 1997, included EBITDA of $10.4 million and $12.4 million, respectively, for the Nitrogen Products segment; $9.4 million and $2.2 million, respectively, for the Electrochemical Products segment; $2.2 million and $1.6 million, respectively, for the Specialty Chemicals segment; and ($1.7 million) and ($1.3 million), respectively, for the corporate segment. The decrease in EBITDA for the Nitrogen Products segment of $2.0 million was due primarily to decreased agricultural prices caused by global increases in ammonia production capacity, decreased volumes at the Company's warehouses due to a slow planting season and increased natural gas costs. The increase in the Electrochemical Products EBITDA of $7.2 million was primarily the result of the contribution of results from the German Facility and the Company's 50% interest in ChlorAlp, which were acquired during the third and fourth quarters of fiscal 1998, respectively. The increase in EBITDA for the Specialty Chemicals segment of $0.5 million was due primarily to a decrease in fixed manufacturing spending resulting from the absence of expenses related to labor difficulties and the reduction of research and development expenses caused by the discontinuation of development work on the next generation of foam blowing agents. EBITDA represents income from operations plus cash received from equity investments plus depreciation, amortization and non-cash long-term asset writedowns reflected in income from operations. In addition, EBITDA includes the Company's 50% share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements, and payments made for interest and income taxes.


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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS

Exhibit
  No.                 Description of Exhibit
-------      -------------------------------------------

  27         Financial Data Schedule (for SEC use only).


(B)     REPORTS ON FORM 8-K
          None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LAROCHE INDUSTRIES INC.
                                    (Registrant)


          Date:    July 15, 1998  By: /s/ Grant O. Reed
                                      ----------------------------------------
                                      Grant O. Reed
                                      President, Chief Executive Officer
                                      (Principal Executive Officer)


          Date:    July 15, 1998  By: /s/ Harold W. Ingalls
                                      ----------------------------------------
                                      Harold W. Ingalls
                                      Vice President, Chief Financial Officer
                                      (Principal Accounting Officer)