Form 10-Q
period 1998-08-31
LAROCHE INDUSTRIES INC
filed 1998-10-15
CIK 797556

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM __________ TO ______________.

                         COMMISSION FILE NUMBER 33-79532

                                  -------------

                            LAROCHE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


      DELAWARE                                                13-3341472
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

                          1100 JOHNSON FERRY ROAD N.E.
                             ATLANTA, GEORGIA 30342
                    (Address of principal executive offices)

                                 (404) 851-0300
              (Registrant's telephone number, including area code)

                                 ---------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X No    .
                                                       ---    --

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                          OUTSTANDING AS OF OCTOBER 15, 1998
          -----                          ----------------------------------
Common Stock, $.01 par value                         432,133 Shares

================================================================================

                             LAROCHE INDUSTRIES INC.


                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at August 31, 1998 and February 28, 1998                    1

               Condensed Consolidated Statements of Income for the three months and six months ended
                  August 31, 1998 and August 31, 1997                                                            3

               Condensed Consolidated Statements of Cash Flows for the three months and six months
                  ended August 31, 1998 and August 31, 1997                                                      4

               Notes to Condensed Consolidated Financial Statements                                              5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                       18

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                19

Item 6.        Exhibits and Reports on Form 8-K                                                                 19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  (NOTE 1)

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                  AUGUST 31,      FEBRUARY 28,
                                                                    1998             1998
                                                                  ----------      ------------
ASSETS
Current assets:
  Cash                                                            $   3,945       $  12,884
  Receivables:
     Trade, net of allowances of $521 and $527 as of
         August 31, 1998 and February 28, 1998, respectively         49,159          52,709
     Other                                                           14,958          16,879
  Inventories (Note 4)                                               33,318          36,399
  Other current assets                                                2,040           1,162
                                                                  ---------       ---------
Total current assets                                                103,420         120,033
Investments and advances to affliates                                54,676          50,428
Property, plant and equipment, at cost                              335,867         321,685
  Less accumulated depreciation                                    (113,593)       (105,561)
                                                                  ---------       ---------
Net property, plant and equipment                                   222,274         216,124
Other assets                                                         17,055          18,829
                                                                  =========       =========
Total assets                                                      $ 397,425       $ 405,414
                                                                  =========       =========


See accompanying notes.

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                   AUGUST 31,     FEBRUARY 28,
                                                                     1998            1998
                                                                  ----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility (Note 5)                          $  30,419       $  22,000
      Accounts payable                                               38,879          53,431
      Accrued compensation                                           11,184           8,503
      Other accrued liabilities                                      16,142          15,457
      Current portion of long-term debt (Note 5)                      4,397           7,657
                                                                  ---------       ---------
Total current liabilities                                           101,021         107,048

Long-term debt (Note 5)                                             205,099         207,418
Deferred income taxes                                                17,518          17,518
Other noncurrent liabilities                                         42,160          38,277

Commitments and contingencies

Redeemable common stock                                               2,056           3,505

Stockholders' equity:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding         --              --
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued                 4               4
   Capital in excess of par value                                       630             630
   Retained earnings                                                 29,390          31,225
   Foreign currency translation adjustment                             (332)            (90)
   Minimum pension liability                                           (121)           (121)
                                                                  ---------       ---------
Total stockholders' equity                                           29,571          31,648
                                                                  ---------       ---------
                                                                  $ 397,425       $ 405,414
                                                                  =========       =========


See accompanying notes.

                             LaRoche Industries Inc.

             Condensed Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)




                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                          --------------------------     --------------------------
                                          AUGUST 31,      AUGUST 31,     AUGUST 31,      AUGUST 31,
                                             1998            1997           1998            1997
                                          ----------      ----------     ----------      ----------
Net sales                                 $ 100,725       $ 83,675       $ 228,425       $ 194,338

Cost of sales                                88,519         73,648         195,842         168,059
                                          ---------       --------       ---------       ---------
Gross profit                                 12,206         10,027          32,583          26,279

Selling, general and administrative
     expenses                                10,458          9,532          20,412          18,115
                                          ---------       --------       ---------       ---------
Income from operations                        1,748            495          12,171           8,164

Interest and amortization of debt
     expense                                 (5,358)        (3,803)        (10,782)         (7,736)
Income from equity investments                  574            856           2,407           2,104
Other (expense) income, net                  (2,041)            88          (2,394)             49
                                          ---------       --------       ---------       ---------
(Loss) income before income taxes            (5,077)        (2,364)          1,402           2,581

Benefit (provision) for income taxes            878            945          (2,267)         (1,033)
                                          ---------       --------       ---------       ---------
Net (loss) income                         $  (4,199)      $ (1,419)      $    (865)      $   1,548
                                          =========       ========       =========       =========


See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                          SIX MONTHS ENDED
                                                      ------------------------
                                                      AUGUST 31,     AUGUST 31,
                                                         1998          1997
                                                      ----------     ---------
OPERATING ACTIVITIES
Net (loss) income                                     $   (865)      $  1,548
Depreciation and amortization                           12,665         11,644
Net change in operating assets and liabilities           1,360          8,580
Loss on disposition of assets and other                    134          1,614
Equity income, net of distributions                     (1,985)           521
Deferred income taxes                                       --            257
                                                      --------       --------
Net cash provided by operating activities               11,309         24,164

INVESTING ACTIVITIES
Capital expenditures                                   (17,609)       (16,206)
Investments in and advances to affliates                (2,978)          (603)
Plant turnarounds                                           --         (1,830)
Proceeds from sale of facilities                           794             --
                                                      --------       --------
Net cash used by investing activities                  (19,793)       (18,639)

FINANCING ACTIVITIES
Net borrowings under revolving credit facility           8,419            395
Sales of common stock with redemption features             128            150
Purchase of redeemable common stock                     (1,646)          (750)
Additions to long-term debt                                 --             --
Repayments of long-term debt                            (5,618)        (2,835)
Dividends paid                                            (766)          (439)
                                                      --------       --------
Net cash provided (used) by financing activities           517         (3,479)
                                                      --------       --------

Effect of exchange rate changes on cash                   (972)            --
                                                      --------       --------

Net (decrease) increase in cash                         (8,939)         2,046
Cash at beginning of period                             12,884          1,165
                                                      --------       --------
Cash at end of period                                 $  3,945       $  3,211
                                                      ========       ========


See accompanying notes.

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and six months ended August 31, 1998 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.


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


ACCOUNTING POLICIES

     Derivatives. The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investment in and cash flows from its foreign operations. The Company also enters into fixed price forward purchase contracts and option spread "collar" arrangements in order to establish a fixed price or a range of prices for its natural gas purchases. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's equity investment are accounted for as an offset to the translation adjustment.

                             LAROCHE INDUSTRIES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)

2.  NEW ACCOUNTING STANDARDS

    In 1997, the FASB issued Statement of Financial Accounting Standard No.
    130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently used by the Company. These statements are required to be adopted in fiscal 1999. The Company does not anticipate that SFAS 130 or 131 will have a material impact on the Company's consolidated financial statements.

    In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. SFAS 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The statement is required to be adopted in fiscal 1999. The Company does not anticipate that SFAS 132 will have a material impact on the Company's consolidated financial statements.

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. Under SFAS 133, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the instrument and the resulting designation. SFAS 133 is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this statement on the consolidated financial statements and plans to implement SFAS 133 for the fiscal year beginning March 1, 1999.

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

                             LAROCHE INDUSTRIES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


consolidated statements of income include the Company's share of the results of operations of the joint venture since the acquisition date using the equity method of accounting. The Company funded the purchase with funds drawn from the Term Loan (as defined) portion of its Credit Facility (as defined).


    On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "German Facility") located in Hochst near Frankfurt, Germany from Celanese GmbH, a wholly-owned subsidiary of Hoechst AG. The acquisition was accounted for as a purchase; accordingly, the February 28, 1998 and subsequent periods' consolidated statements of income include the results of the operations of the German Facility since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility.


4.   INVENTORIES

     Components of inventory are as follows (in thousands):

                                                              AUGUST 31, 1998    FEBRUARY 28, 1998
                                                              ---------------    -----------------
                        Finished goods and in-progress...          $18,258             $20,143
                        Inventory purchased for resale...            2,138               6,689
                        Raw materials....................            3,875               1,277
                        Supplies and catalysts...........            9,662               8,905
                                                                   -------             -------
                                                                    33,933              37,014
                        Less LIFO reserve................             (615)               (615)
                                                                   -------             -------
                                                                   $33,318             $36,399
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

                            LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

5.   BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):

                                                                       AUGUST 31,          FEBRUARY 28,
                                                                         1998                  1998
                                                                       ----------          ------------

                    Revolving credit facility...................       $  30,419            $  22,000
                                                                       =========            =========

                    Term debt:
                                                                       ---------            ---------
                        9 1/2% senior subordinated notes........       $ 174,288            $ 174,248
                        13% senior subordinated notes...........             915                  915
                        Term loan...............................          32,813               34,271
                        Other notes payable.....................           1,480                5,641
                                                                       ---------            ---------
                             Total..............................         209,496              215,075
                    Less current portion........................          (4,397)              (7,657)
                                                                       ---------            ---------
                    Long-term debt..............................       $ 205,099            $ 207,418
                                                                       =========            =========

     In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing, the Company issued $175.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes was applied to repurchase $99.1 million of the Company's 13% Senior Subordinated Notes due 2004 (the "13% Notes") and a portion was used to repay existing borrowings under the Company's previous credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and was reflected in the Company's February 28, 1998 consolidated statement of income as an extraordinary charge.

     The Notes require semi-annual interest only payments on March 15 and September 15 each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes Indenture, dated September 23, 1997, (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured obligations of the Company and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs are being amortized using the straight-line method over the life of the Notes.

     In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which provides for a $125.0 million revolving credit facility ("Revolving Credit Facility") and $35.0 million term loan ("Term Loan"). The Credit Facility is secured by substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Debt issuance costs are being amortized over the life of the Credit Facility. Interest is based on either the prime rate or LIBOR, plus up to 2.00%. Availability under the Revolving Credit Facility is subject to limitations as outlined in the Credit Agreement. At August 31, 1998 and February 28, 1998, $30.4 million and $22.0 million, respectively, was outstanding under the Revolving Credit Facility. The weighted average borrowing rate at August 31, 1998 and February 28, 1998 was approximately 8.33%

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)

and 7.97%, respectively. On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the Credit Agreement. The borrowing rate was approximately 7.69% and 7.62% at August 31, 1998 and February 28, 1998, respectively. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from 0.25% to 0.50% per annum of average unused balances. The Company is required, among other things, to maintain certain working capital, debt to equity, and net worth levels under the Credit Agreement.

     At February 28, 1998, the Company was not in compliance with certain covenants contained in the Credit Facility. The Company received amendments and waivers with respect to such noncompliance. At August 31, 1998, the Company was in compliance with the covenants, as amended. While the Company expects to remain in compliance with the covenants contained in the debt agreements, it is possible, under certain economic circumstances, that the Company may not comply with such covenants in the future.

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

    In December 1997, the Company was named as a defendant in certain civil antitrust actions and could be added as a defendant in other existing cases, brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. Claims for specific monetary damage were not made in such lawsuits. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to one count charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. The Company has filed answers denying liability in such civil actions and intends vigorously to defend them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability with respect to this matter. Accordingly, the Company has not recorded any accruals related to such claims.

    The Company owns and operates two pipelines to transport brine, a key raw material in the production of chlor-alkali products, to its Gramercy facility. The pipelines transverse land upon which the Company has been granted the right to transport brine to its Gramercy facility. The Company has begun construction to replace one of the pipelines due to operating difficulties and to provide additional raw material for capacity expansion. A landowner recently filed a lawsuit alleging that one of the pipelines is leaking brine. The lawsuit seeks monetary damages and a

                            LAROCHE INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)

prohibition of the Company's rights to transport brine through one of these pipelines and asserts that the Company's right to replace this same pipeline has expired. In connection with this lawsuit, the landowner sought a preliminary injunction to immediately forbid the Company from using this pipeline. The Court refused to grant such action but has required the Company to implement certain programs including monitoring for potential leaks. With respect to the remaining issues, management believes the Company has meritorious defenses to these allegations and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not possible to determine whether this landowner will prevail.

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



                                                                      THREE MONTHS
                                                                         ENDED            SIX MONTHS ENDED
                                                                    AUGUST 31, 1997       AUGUST 31, 1997
                                                                    ---------------      -----------------
                                                                                  (unaudited)
            Net sales............................................         $97,668             $222,324
            Net income...........................................          (1,861)                 665

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

SEGMENT INFORMATION

        Effective March 1, 1998, the Company restructured its reporting segments. Previously, the Company's reporting segments included: Nitrogen Products, which produces nitrogen fertilizer, blasting grade ammonium nitrate, and industrial ammonia; Electrochemical Products, which produces chlorine and caustic soda ("chlor-alkali") and the fluorocarbon HCFC-141b; and Alumina Chemicals, which produces specialty activated alumina chemicals, Versal(R) gel aluminas and hydrated alumina. As a result of the restructuring, the production and sale of fluorocarbon HCFC-141b has been combined with the Alumina Chemicals segment to form the Specialty Chemicals segment in order to appropriately align the segments with the Company's management structure. The following table presents business segment information for the three months and six months ended August 31, 1998 and 1997, respectively. The prior year figures presented have been reclassified to conform with the current year reporting changes.


                                   THREE MONTHS ENDED                               SIX MONTHS ENDED
                         AUGUST 31, 1998        AUGUST 31, 1997          AUGUST 31, 1998         AUGUST 31, 1997
                     ------------------      ------------------       ------------------       ---------------------
                                  PERCENT               PERCENT                  PERCENT                  PERCENT
                      AMOUNT      OF TOTAL   AMOUNT    OF TOTAL       AMOUNT     OF TOTAL       AMOUNT    OF TOTAL
                     --------     --------   -------   --------       ------     ---------     -------    --------
                                                      (dollars in thousands)
NET SALES:
Nitrogen products    $  43,022     42.7%     $51,635     61.7%        $109,811      48.1%      $131,727      67.8%
Electrochemical
products                44,089     43.8       12,260     14.7           88,719      38.8         25,291      13.0
Specialty chemicals     13,614     13.5       19,780     23.6           29,895      13.1         37,320      19.2
                     ---------    ------    -------    ------         --------    ------       --------     -----
         Total       $ 100,725    100.0%     $83,675    100.0%         228,425     100.0%       194,338     100.0%
                     =========    ======    ========   ======         ========    ======       ========     ======
INCOME (LOSS) FROM
OPERATIONS:
Nitrogen products    $   2,276    130.2%     $ 1,007    203.4%        $  9,652      79.3%      $  9,407     115.2%
Electrochemical
products                 2,744    157.0          434     87.7            8,360      68.7          1,881      23.0

Specialty chemicals     (2,168)   124.0)         753    152.1           (2,994)    (24.6)          (111)     (1.3)
Corporate expense       (1,104)   (63.2)      (1,699)   343.2)          (2,847)    (23.4)        (3,013)    (36.9)
                     ---------    -----      -------   ------         --------    ------       --------     ------
                     $   1,748    100.0%     $   495    100.0%        $ 12,171     100.0%      $  8,164     100.0%
          Total      =========    =====      =======   ======         ========    ======       ========     ======



RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 1998 and August 31, 1997

         Net Sales. Net sales for the quarter ended August 31, 1998 increased $17.0 million (20.4%) to $100.7 million from $83.7 million for the quarter ended August 31, 1997.

         The Nitrogen Products segment's net sales for the quarter ended August 31, 1998 decreased $8.6 million (16.7%) compared to the corresponding quarter in the preceding year. The decrease in net sales was primarily due to reduced agricultural prices of $4.5 million due to increases in global ammonia production capacity and decreased sales volumes in industrial ammonia of $1.6 million due to the availability of substitute products and poor market conditions. The decrease was also caused by decreased volumes at the Company's warehouse facilities of $2.0 million due to a slow planting season and the inclusion of sales from a newly formed joint venture arrangement with the Jefferson River Terminal ("JRT") in income from equity investments rather than net sales.

         The Electrochemical Products segment's net sales for the quarter ended August 31, 1998 increased $31.8 million (259.6%) compared to the corresponding quarter in the preceding year. The increase was primarily caused by the contribution of net sales from certain chlor-alkali and chlorinated methane manufacturing facilities (the "German Facility") located near Frankfurt in Hochst, Germany, which were acquired during the fourth quarter of the fiscal 1998, of $31.9 million.

         The Specialty Chemicals segment's net sales for the quarter ended August 31, 1998 decreased $6.2 million (31.2%) compared to the corresponding quarter in the preceding year. The decrease was a result of decreased net sales in alumina chemicals of $2.0 million and a decrease in the net sales of fluorocarbons of $4.2 million. The decrease in alumina chemicals net sales consists primarily of decreased sales volume of $0.8 million for Versal(R) products due to sales order delays from certain customers and decreased sales of $1.1 million for Active products due to price competition and poor market conditions. The decrease in fluorocarbons net sales resulted primarily from decreased sales volume in fluorocarbon products of $4.3 million due to overcapacity in the market and the absence of sales from LaRoche Air Systems, Inc. ("LASI") of $0.5 million, which was shutdown at the end of prior year. The decrease was offset by an increase in unit selling price of $0.6 million.

         Income from Operations. Income from operations for the quarter ended August 31, 1998 increased $1.3 million (253.1%) to $1.8 million from $0.5 million for the quarter ended August 31, 1997.

         The Nitrogen Products segment's income from operations increased by $1.3 million for the quarter ended August 31, 1998 as compared to the corresponding quarter in the prior year. The increase was primarily due to improved margins of $2.6 million caused by reduced raw material costs and precious metal recoveries, decreased manufacturing and distribution costs at the plants of $1.8 million, a charge of $1.2 million due to the disposal of an ammonia barge in prior year and increased volume at the Crystal City plant of $0.6 million due to the start up of the low density blasting product ("LD") operations. These increases were offset by decreased agricultural prices of $4.5 million caused by increases in global ammonia production capacity. In addition, the division experienced decreases in sales volumes in industrial ammonia of $0.6 million due to the availability of substitute products. Increased cost of natural gas of $0.3 million was also a factor.

         The Electrochemical Products segment's income from operations increased by $2.3 million for the quarter ended August 31, 1998 as compared to the corresponding quarter in the previous year. The increase was primarily the result of the acquisition of the German Facility, which contributed $1.9 million and decreases in energy costs and fixed manufacturing spending of $0.9 million and $0.3 million, respectively, resulting from efficiencies gained from plant upgrades. These increases were partially offset by increased legal expenses of $0.4 million related to the brine line litigation (as discussed in the notes to the financial statements) and lost contribution margin on caustic and chlorine products of $0.5 million due to decreased volume resulting from lost production.

         The Specialty Chemicals segment's income from operations decreased by $2.9 million resulting in a loss from operations of $2.2 million for the quarter ended August 31, 1998. This decrease was comprised of an increase in the loss from operations on alumina chemicals products of $2.7 million and an increase in the loss from operations on fluorocarbon products of $0.3 million. The increase in the loss from operations of alumina chemicals products was due to decreased sales volume and selling price impact of Active alumina products of $1.2 million and decreased sales volume of Versal(R) products of $0.7 million due to poor market conditions. Additionally, unfavorable inventory variances of $1.2 million added to the loss. A reduction in fixed costs of $0.4 million partially attributable to the absence of labor difficulties experienced in prior year partially offset the aforementioned declines. The decrease in income from operations on fluorocarbon products included: (i) decreased sales volume offset by pricing increases of $1.0 million and (ii) increased depreciation expenses of $0.4 million due to the reduction of estimated useful lives on hydrochloro fluorocarbon ("HCFC") assets. These amounts were partially offset by reduced fixed manufacturing spending of $0.4 million, resulting primarily from reduction of plant personnel, decreased fluorocarbon research and development costs of $0.4 million caused by the discontinuation of development work on the next generation of foam blowing agents and a decline in the loss from operations from LASI products of $0.3 million due to the shutdown of operations at the end of prior year.

         Corporate Expenses. Corporate expenses for the quarter ended August 31, 1998 decreased $0.6 million to $1.1 million from $1.7 million for the quarter ended August 31, 1997. For the quarters ended August 31, 1998 and 1997, as a percentage of net sales, corporate expenses were 1.1% and 2.0%, respectively. The decrease in corporate expenses for the quarter is primarily due to the reduction of expenses related to the Company's performance based incentive plan caused by lower than expected earnings.

         Income From Equity Investments. Income from equity investments for the quarter ended August 31, 1998 totaled $0.5 million compared to $0.9 million for the quarter ended August 31, 1997. Income from equity investments reflects equity income attributable to several joint ventures. The decrease in equity income was primarily due to the contribution of the Company's share of loss from the ChlorAlp joint venture, which was entered into in October 1997, of $0.6 million offset by an increase in the Company's share of income from the KLHP joint venture of $0.3 million.

         Other (Expense) Income, Net. For the quarter ended August 31, 1998, other expense, net was $2.0 million compared to other income of $0.1 million for the quarter ended August 31, 1997. The increase was primarily due to the unrealized loss on the fair value of foreign natural gas exchange contracts for foreign operations of $2.0 million and the loss on foreign currency transactions, discussed below, of $0.8 million offset by foreign currency translation gains of $0.2 million and a gain on the sale of an ammonia distribution facility of $0.4 million.

         The Company continues its policy of entering into fixed price forward purchase contracts and option spread ("collar") arrangements in order to establish a fixed price or a range of prices for its natural gas purchases in order to manage its manufacturing costs. Additionally, the Company continues participate in cross-currency interest rate swap agreements to hedge the Company's investment in its foreign assets.

         Interest and Amortization of Debt Expense. For the quarter ended August 31, 1998, interest and amortization of debt expense increased $1.6 million to $5.4 million compared to $3.8 million for the quarter ended August 31, 1997. The increase was primarily due to the Company's higher debt balances resulting from the previously discussed acquisitions. At August 31, 1998 the Company's total debt was $239.9 million compared to $142.4 million at August 31, 1997. The amortization of debt expenses related to the Company's refinancing of its senior indebtedness also contributed to the increase.

         Benefit for Income Taxes. Benefit for income taxes for the quarter ended August 31, 1998 was $0.9 million compared to a benefit of $0.9 million for the quarter ended August 31, 1997. The effective tax benefit rate was 17.2% and 40.0%, respectively, at August 31, 1998 and 1997. The decrease in the effective tax benefit rate resulted from the higher tax rates experienced by the Company's international chlor-alkali operations (approximately 50%).

         Net Loss. As a result of the factors described above, net loss for the quarter ended August 31, 1998 was $4.2 million compared to a loss of $1.4 million for the quarter ended August 31, 1997.

         Comparison of Six Months Ended August 31, 1998 and August 31, 1997
         Net Sales. Net sales for the six months ended August 31, 1998 increased $34.1 million (17.5%) to $228.4 million from $194.3 million for the six months ended August 31, 1997.

         The Nitrogen Products segment's net sales for the six months ended August 31, 1998 decreased $21.9 million (16.6%) compared to the corresponding period in the preceding year. The decrease in net sales was primarily due to reduced agricultural prices of $9.6 million due to increases in global ammonia production capacity and decreased sales volumes in industrial ammonia of $3.4 million due to the availability of substitute products. The decrease was also caused by decreased volumes at the Company's warehouse facilities of $7.0 million due to a slow planting season and the inclusion of sales from a newly formed joint venture arrangement with JRT in income from equity investments rather than net sales. In addition, reduced LD resale volumes in the western blasting market of

$2.9 million contributed to the decline. These decreases were offset by increased volume at the Crystal City facility of $1.6 million due to the start up of the LD plant.

         The Electrochemical Products segment's net sales for the six months ended August 31, 1998 increased $63.4 million (250.8%) compared to the corresponding period in the preceding year. The increase was primarily caused by the contribution of net sales from the German Facility which was acquired during the fourth quarter of the fiscal 1998, of $63.1 million. Additionally, increases in ECU prices experienced by the Gramercy facility of $1.9 million due to favorable market conditions were offset by decreased sales volume of $2.9 million resulting from the shutdown of the brine line for a two week period in order to install an improved monitoring system.

         The Specialty Chemicals segment's net sales for the six months ended August 31, 1998 decreased $7.4 million (19.9%) compared to the corresponding period in the preceding year. The decrease was a result of decreased net sales in alumina chemicals of $2.5 million and a decrease in the net sales of fluorocarbons of $4.9 million. The decrease in alumina chemicals net sales consist primarily of decreased sales volume of $1.1 million for Versal(R) products due to sales order delays from certain customers, a reduction in the sales volume of Active aluminas of $1.0 million due to price competition and poor market conditions, and decreased sales of $0.4 million as a result of the sale, in the preceding year, of the remaining inventory of calcined and tabular products. The decrease in fluorocarbons net sales resulted primarily from decreased sales volume in fluorocarbon products of $4.7 million due to overcapacity in the market and price competition.

         Income (Loss) from Operations. Income from operations for the six months ended August 31, 1998 increased $4.0 million (49.1%) to $12.2 million from $8.2 million for the six months ended August 31, 1997.

         The Nitrogen Products segment's income from operations increased by $0.2 million for the six months ended August 31, 1998 as compared to the corresponding period in the prior year. The decrease was primarily due to decreased agricultural prices of $9.6 million caused by increases in global ammonia production capacity. In addition, the division experienced decreases in sales volume in industrial ammonia and at the Company's warehouse facilities of $1.3 million and $0.9 million, respectively, due to poor market conditions, a slow planting season and the inclusion of results from the JRT joint venture in income from equity investments instead of income from operations. Increases in the cost of natural gas of $1.0 million also added to the reduction of income from operations. Such decreases were partially offset by improved margins of $8.4 million, primarily due to decreased ammonia raw material costs and reduced fixed manufacturing and distribution costs at the plants of $3.9 million due to the write off of ammonia barges at the Crystal City facility in fiscal year 1998.

         The Electrochemical Products segment's income from operations increased by $6.5 million for the six months ended August 31, 1998 as compared to the corresponding period in the prior year. The increase was primarily the result of the acquisition of the German Facility, which accounted for $5.7 million and an increase in European ECU prices of $1.9 million caused by favorable market conditions. In addition, the division experienced lower energy costs of $0.6 million resulting from efficiencies gained from plant upgrades. These increases were partially offset by lost contribution margin on caustic and chlorine products of $1.6 million due to decreased volume resulting from the brine supply problems, as noted above and unfavorable inventory variances of $0.3 million.

         The Specialty Chemicals segment's loss from operations increased by $2.9 million to a loss of $3.0 million for the six months ended August 31, 1998 as compared to the corresponding period in the preceding year. This increase was the result of an increase in the loss from operations on alumina chemicals products of $2.3 million and decreased income from operations on fluorocarbon products of $0.6 million. The increase in the loss from operations of alumina chemicals products was due to reduced sales volume and selling price of Active alumina products of $1.6 million, decreased sales volume of Versal products of $0.7 million and unfavorable inventory variances of $1.3 million caused by the liquidation of inventory. These items were partially offset by decreased net fixed costs of $1.3 million somewhat attributable to the absence of labor difficulties experienced in prior year. The decrease in income from operations on fluorocarbon products included: (i) decreased sales volume offset by pricing increases of $1.1 million, (ii) increased depreciation expenses of $0.7 million due to the reduction of estimated useful lives on HCFC assets and (iii) unfavorable fixed inventory variances of $0.5 million primarily due to production cutbacks to reduce inventory levels. These amounts were partially offset by reduced fluorocarbon research and development costs of $0.7 million caused by the discontinuation of development work on the next generation of foam blowing agents and a decrease in the loss from operations from LASI products of $0.6 million due to the shutdown of operations at the end of prior year.

         Corporate Expenses. Corporate expenses for the six months ended August 31, 1998 decreased $0.2 million to $2.8 million from $3.0 million for the six months ended August 31, 1997. For the six months ended August 31, 1998 and 1997, as a percentage of net sales, corporate expenses were 1.2% and 1.6%, respectively. The decrease in corporate expenses for the period is primarily due to the reduction of expenses related to the Company's performance based incentive plan caused by lower than expected earnings. This reduction was partially offset by expenses associated with the Company's recent hiring of its vice president of the U.S. chlor-alkali business during fiscal 1999.

         Income From Equity Investments. Income from equity investments for the six months ended August 31, 1998 totaled 2.4 million compared to $2.1 million for the six months ended August 31, 1997. Income from equity investments reflects equity income attributable to several joint ventures. The increase in equity income was primarily due to the inclusion of the Company's share of income from the JRT joint venture of $0.2 million and an increase in the Company's share of income from the CRILAR joint venture of $0.5 million. These increases were partially offset by decreases in the Company's share of income from the Sugar Creek and KLHP joint ventures of $0.3 million and $0.1 million, respectively.

         Other (Expense) Income, Net. For the six months ended August 31, 1998, other expense, net was $2.4 million compared to other income of $0.1 million for the six months ended August 31, 1997. The increase was primarily due to the unrealized loss on the fair value of foreign natural gas exchange contracts of $2.0 million and the loss on the foreign currency transactions, discussed below, of $2.1 million. These losses were offset by an insurance recovery of $0.4 million for property damage at the Crystal City plant, a gain on the sale of an ammonia distribution facility of $0.4 million and foreign currency translation gains of $0.5 million.

         The Company continues its policy of entering into fixed price forward purchase contracts and collar arrangements in order to establish a fixed price or a range of prices for its natural gas purchases in order to manage its manufacturing costs. Additionally, the Company continues to participate in cross-currency interest rate swap agreements to hedge the Company's investment in its foreign assets.

         Interest and Amortization of Debt Expense. For the six months ended August 31, 1998, interest and amortization of debt expense increased $3.1 million to $10.8 million compared to $7.7 million for the six months ended August 31, 1997. The increase was primarily due to the Company's higher debt balances resulting from the previously discussed acquisitions. At August 31, 1998 the Company's total debt was $239.9 million compared to $142.4 million at August 31, 1997. The amortization of debt expenses related to the Company's refinancing of its senior indebtedness also contributed to the increase.

         Provision for Income Taxes. Provision for income taxes for the six months ended August 31, 1998 was $2.3 million compared to a provision of $1.0 million for the six months ended August 31, 1997. The increase in the provision resulted from the higher tax rates experienced by the Company's international chlor-alkali operations (approximately 50%).

         Net (Loss) Income. As a result of the factors described above, net
(loss) for the six months ended August 31, 1998 was $0.9 million compared to net income of $1.5 million for the same period in the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended August 31, 1998 and August 31, 1997

         For the six months ended August 31, 1998, net cash provided by operating activities decreased to $11.3 million compared to $24.2 million for the six months ended August 31, 1997, respectively. The decrease was primarily the result of net decreases in the Company's operating liabilities. Specifically, an accounts payable decrease of $14.6 million was offset by an increase in accrued liabilities of $3.4 million, resulting from the payment of interest on the Company's debt agreements and the timing of working capital requirements. In fiscal 1998, the increase in net cash provided by operating activities was primarily the result of increased net income before depreciation and amortization and other non-cash charges offset by less significant reductions in working capital than in the corresponding six month period in the prior year.

         Cash used by investing activities was $19.8 million for the six months ended August 31, 1998 compared to $18.6 million in the six months ended August 31, 1997. The primary use of cash for the six months ended August 31, 1998 was capital expenditures of $17.6 million. Major capital expenditures during the six months ended August 31, 1998 included $2.6 million, $0.8 million and $1.0 million for the powerhouse project, cell improvements and brine line improvements, respectively, at the Gramercy facility; $0.6 million for the reconstruction of the nitric acid plant and plant upgrades at the Crystal City facility; $0.8 million for fire safety improvements at the Cherokee facility; $1.0 million for Geneva facility upgrades and turnaround costs; and $2.0 million for the Company's ongoing software implementation project. Major capital expenditures during the six months ended August 31, 1997 included $1.8 million for the Phase II Cherokee expansion, $2.5 million for the Gramercy powerhouse improvement projects, $3.3 million for the Company's ongoing software implementation project and other capital projects of $5.2 million. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future completion of projects mentioned above.

         Net cash provided (used) by financing activities was $0.5 million and ($3.5 million) for the six months ended August 31, 1998 and 1997, respectively. Cash used by financing activities of $8.4 million for the six months ended August 31, 1998 included borrowings, net, of $8.4 million of outstanding indebtedness under the Company's Revolving Credit Facility and repayments of $5.6 million of long-term debt. Additionally, the Company purchased $1.6 million of its redeemable common stock from former executives and paid dividends of $0.8 million to its shareholders. Cash used by financing activities of $3.5 million for the six months ended August 31, 1997 included repayments of $2.8 million of outstanding indebtedness under the Company's Old Facility. Management anticipates that the Company's existing capital resources, cash flow generated from future operations and drawings under the Revolving Credit Facility will enable it to maintain its current operations, capital expenditures, acquisitions and debt service for the foreseeable future.

EBITDA

         EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash transactions reflected in income from operations. In addition, EBITDA includes the Company's 50% share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements, and payments made for interest and income taxes.

Comparison of Three Months Ended August 31, 1998 and August 31, 1997

         EBITDA for the quarters ended August 31, 1998 and 1997 was $9.1 million and $9.0 million, respectively. These amounts, included EBITDA of $5.7 million and $6.3 million, respectively, for the Nitrogen Products segment; $4.2 million and $1.3 million, respectively, for the Electrochemical Products segment; ($0.4 million) and $3.1 million, respectively, for the Specialty Chemicals segment; and ($0.4 million) and ($1.7 million), respectively, for the corporate segment. The decrease in EBITDA for the Nitrogen Products segment of $0.6 million was due primarily to decreased agricultural prices caused by global increases in ammonia production capacity, decreased volumes at the Company's warehouses due to a slow planting season and increased natural gas costs. These decreases were offset partially by improved margins primarily due to decreased ammonia raw material costs and decreased fixed manufacturing costs at the plants. The increase in the Electrochemical Products EBITDA of

$3.0 million was primarily the result of the contribution of results from the German Facility, which was acquired during the fourth quarter of fiscal 1998, of $2.4 million. The decrease in EBITDA for the Specialty Chemicals segment of $3.5 million was due primarily to a decreased sales volume and selling price of Active alumina products, unfavorable inventory variance due to liquidation of inventory and decreased sales volume of HCFC's due to the phase out of those products. The increase in corporate segment's EBITDA for the quarter is primarily due to the reduction of expenses related to the Company's performance based incentive plan caused by lower than expected earnings.

Comparison of Six Months Ended August 31, 1998 and August 31, 1997

         EBITDA for the six months ended August 31, 1998 and 1997 was $29.4 million and $23.9 million, respectively. These amounts included EBITDA of $16.1 million and $18.7 million, respectively, for the Nitrogen Products segment; $13.7 million and $3.5 million, respectively, for the Electrochemical Products segment; $1.7 million and $4.7 million, respectively, for the Specialty Chemicals segment; and ($2.1 million) and ($3.0 million), respectively, for the corporate segment. The decrease in EBITDA for the Nitrogen Products segment of $2.6 million was due primarily to decreased agricultural prices caused by global increases in ammonia production capacity, decreased volumes at the Company's warehouses due to a slow planting season and increased natural gas costs. These decrease were offset partially by improved margins primarily due to decreased ammonia raw material costs and decreased fixed manufacturing costs at the plants. The increase in the Electrochemical Products EBITDA of $10.1 million was primarily the result of the contribution of results from the German Facility, which was acquired during the fourth quarter of fiscal 1998, $9.1 million. The decrease in EBITDA for the Specialty Chemicals segment of $3.0 million was due primarily to a decreased sales volume and selling price of Active alumina products, unfavorable inventory variance due to liquidation of inventory and decreased sales volume of HCFC's due to the phase out of those products. The increase in corporate segment's EBITDA for the period is primarily due to the reduction of expenses related to the Company's performance based incentive plan caused by lower than expected earnings.

YEAR 2000 COMPLIANCE

         The Company is continuing a review of its business and operating computer systems, to attempt to identify ways in which these systems could be affected by problems incorrectly processing date information on and after January 1, 2000. This process includes assessing all systems used by the Company for Year 2000 impacts and costs to upgrade, upgrading systems that are not Year 2000 ready, and testing and monitoring systems for Year 2000 readiness. The Company's implementation of a new enterprise-wide financial and operational computer system during the past two years, which is expected to be completed by December 1998, has facilitated this process, and is expected to significantly reduce the Company's exposure to any negative impact of Year 2000.

         Management is in the process of completing its evaluation of Year 2000 impact on the Company, and potential exposures of the Company to related problems of its customers and suppliers. Based on preliminary findings, management believes the potential exposure related to Year 2000, will not have a material adverse effect on the Company's business, financial condition, or results of operations. Additionally, management estimates that the total cost of addressing the Year 2000 issue will be approximately $250,000. However, there can be no assurance that the Company will identify all date-handling problems in its business or operating systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered, and accordingly, there can be no assurance that such non-compliance will not have a material adverse effect on the Company.

SEASONALITY

     Demand for the Company's fertilizer products is seasonal. Such seasonality of demand requires the Company to build its inventory in anticipation of periods of peak demand and may adversely affect the Company's cash flow.

The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on United States agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the governmental agricultural policy. Due to fertilizer seasonality, interim results of operations may not be indicative of the results expected for the full fiscal year. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in periods of reduced production at such facilities. Due to the timing of these activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.

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

         Recent Developments. As previously reported, in June 1996, the Company was named as a defendant in a suit alleging the Company's contractor struck and damaged a gasoline pipeline owned by the plaintiff while the contractor was performing work on an adjacent Company-owned facility. The pipeline later ruptured leaking gasoline into the Blind River and surrounding area near Gramercy, Louisiana. In addition, the Company was named in a class-action petition and in one other individual suit filed on behalf of persons allegedly harmed by the rupture of the pipeline. In August 1998, the Company settled the suit filed by Marathon, with its exposure limited to the $1 million deductible on its insurance coverage. The Company has coverage for and continues to defend itself against the remaining claims. Because the remaining proceedings are in the preliminary stage, it is not yet possible to predict whether the Company will incur any liability or reasonably estimate the costs of any possible liability.

ITEM 5.  OTHER INFORMATION

         On October 9, 1998, the Board of Directors elected Harold W. Ingalls to the office of President and Chief Executive Officer of the Company. Mr. Ingalls' appointment to the office is effective immediately.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS


Exhibit
  No.                  Description of Exhibit
-------                ----------------------


   27        Financial Data Schedule (for SEC use only).

---------------

(b)   REPORTS ON FORM 8-K

         One Current Report on Form 8-K was filed on August 10, 1998, during the quarter for which this report is filed, to report the resignation of the Company's President and the appointment of Harold W. Ingalls as a Director and Chief Operating Officer of the Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAROCHE INDUSTRIES INC.
                                  (Registrant)

         Date: October 15, 1998    By: /s/ Harold W. Ingalls
                                       ----------------------------------
                                       Harold W. Ingalls
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)