Form 10-Q
period 1998-11-30
LAROCHE INDUSTRIES INC
filed 1999-01-14
CIK 797556

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

                For the quarterly period ended November 30, 1998

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                to
                                       ---------------   -------------------.

                         Commission File Number 33-79532

                                  -------------

                           LAROCHE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    13-3341472
              (State                                  (I.R.S. Employer
         of Incorporation)                           Identification No.)

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

               CLASS                   OUTSTANDING AS OF JANUARY 14, 1999
               -----                   ----------------------------------
   Common Stock, $.01 par value                  432,133 Shares

================================================================================

                             LAROCHE INDUSTRIES INC.


                                      INDEX


                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at November 30, 1998 and
           February 28, 1998                                                     1

         Condensed Consolidated Statements of Income for the three
           months and nine months ended November 30, 1998 and November 30,
           1997                                                                  3

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended November 30, 1998 and November 30, 1997                  4

         Notes to Condensed Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      21

Item 6.  Exhibits and Reports on Form 8-K                                       21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) (NOTE 1)

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                     NOVEMBER 30,     FEBRUARY 28,
                                                                        1998               1998
                                                                    -------------     ------------
ASSETS
Current assets:
  Cash                                                                $   2,070         $  12,884
  Receivables:
     Trade, net of allowances of $559 and $527 as of
         November 30, 1998 and February 28, 1998, respectively           62,857            52,709
     Other                                                                8,687            16,879
  Inventories (Note 4)                                                   33,359            36,399
  Other current assets                                                    1,903             1,162
                                                                      ---------         ---------
Total current assets                                                    108,876           120,033

Investments and advances to affliates                                    54,217            50,428

Property, plant and equipment, at cost                                  343,167           321,685
  Less accumulated depreciation                                        (118,853)         (105,561)
                                                                      ---------         ---------
Net property, plant and equipment                                       224,314           216,124

Other assets                                                             18,280            18,829
                                                                      ---------         ---------
Total assets                                                          $ 405,687         $ 405,414
                                                                      =========         =========


See accompanying notes.

                             LaRoche Industries Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                      NOVEMBER 30,       FEBRUARY 28,
                                                                          1998               1998
                                                                      ------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility (Note 5)                                $  36,000         $  22,000
      Accounts payable                                                     46,469            53,431
      Accrued compensation                                                  6,507             8,503
      Other accrued liabilities                                            16,030            15,457
      Current portion of long-term debt (Note 5)                            2,917             7,657
      Long term debt reclassified as current (Note 5)                     213,077                --
                                                                        ---------         ---------
Total current liabilities                                                 321,000           107,048

Long-term debt (Note 5)                                                        --           207,418
Deferred income taxes                                                      17,518            17,518
Other noncurrent liabilities                                               43,112            38,277

Commitments and contingencies

Redeemable common stock                                                     2,056             3,505

Stockholders' equity:
   10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding               --                --
   Common stock, $.01 par value, 1,200,000 shares
         authorized, 425,000 non-redeemable shares issued                       4                 4
   Capital in excess of par value                                             630               630
   Retained earnings                                                       22,371            31,225
   Foreign currency translation adjustment                                   (884)              (90)
   Minimum pension liability                                                 (120)             (121)
                                                                        ---------         ---------
Total stockholders' equity                                                 22,001            31,648
                                                                        ---------         ---------
                                                                        $ 405,687         $ 405,414
                                                                        =========         =========


See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                             (Dollars in thousands)




                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             -----------------------------     ------------------------------
                                             NOVEMBER 30,     NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                 1998             1997             1998              1997
                                             ------------     ------------     ------------       -----------

Net sales                                      $ 82,470         $ 75,190         $ 294,764         $ 250,865

Cost of sales                                    75,996           62,074           256,300           214,289
                                               --------         --------         ---------         ---------
Gross profit                                      6,474           13,116            38,464            36,576

Selling, general and administrative
  expenses                                       10,024            9,262            26,990            24,090
                                               --------         --------         ---------         ---------
(Loss) income from continuing
  operations                                     (3,550)           3,854            11,474            12,486

Interest and amortization of debt
  expense                                        (5,128)          (3,730)          (14,525)          (10,086)
Income (loss) from equity investments               837             (515)              791              (454)
Other expense, net                               (1,324)          (1,582)           (3,700)           (1,555)
                                               --------         --------         ---------         ---------
(Loss) income from continuing
  operations before income taxes and
  extraordinary charges                          (9,165)          (1,973)           (5,960)              391

Benefit (provision) for income taxes              3,188              789               200              (157)
                                               --------         --------         ---------         ---------
(Loss) income from continuing
  operations before extraordinary charges        (5,977)          (1,184)           (5,760)              234

(Loss) income from operations of
  discontinued Alumina Chemical
  division, net of tax (Note 6)                    (755)             481            (1,837)              611
                                               --------         --------         ---------         ---------
(Loss) income from operations
  before extraordinary charges                   (6,732)            (703)           (7,597)              845

Extraordinary charge from debt
  extinguishment, net of $7,740
  tax benefit (Note 5)                               --          (12,018)               --           (12,018)
                                               --------         --------         ---------         ---------
Net loss                                       $ (6,732)        $(12,721)        $  (7,597)        $ (11,173)
                                               ========         ========         =========         =========


See accompanying notes.

                             LaRoche Industries Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                      NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 NOVEMBER 30,      NOVEMBER 30,
                                                                     1998              1997
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss                                                           $ (7,597)        $ (11,173)
Depreciation and amortization                                        20,571            17,184
Net change in operating assets and liabilities                       (2,408)            4,156
Extraordinary charge                                                     --            12,018
Loss (gain) on disposition of assets and other                         (153)            1,679
Equity income, net of distributions                                    (972)              596
Deferred income taxes                                                    --               382
                                                                   --------         ---------
  Net cash provided by operating activities                           9,441            24,842

INVESTING ACTIVITIES
Capital expenditures                                                (28,119)          (25,474)
Investments in and advances to affliates                             (3,878)          (37,097)
Proceeds from sales of facilities                                     1,991                --
                                                                   --------         ---------
  Net cash used by investing activities                             (30,006)          (62,571)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility          22,688           (37,605)
Sales of common stock with redemption features                          128               176
Purchase of redeemable common stock                                  (1,646)             (750)
Additions to long-term debt                                              --           209,215
Repayments of long-term debt                                         (7,808)         (101,919)
Premium payments on the early extinguishment of debt                     --           (17,331)
Costs of refinancing                                                     --           (11,629)
Dividends paid                                                       (1,198)             (767)
                                                                   --------         ---------
 Net cash provided by financing activities                           12,164            39,390
                                                                   --------         ---------

Effect of exchange rate changes on cash                              (2,413)               --
                                                                   --------         ---------

Net (decrease) increase in cash                                     (10,814)            1,661
Cash at beginning of period                                          12,884             1,165
                                                                   --------         ---------
Cash at end of period                                              $  2,070         $   2,826
                                                                   ========         =========


See accompanying notes

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                NOVEMBER 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and nine months ended November 30, 1998 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.


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


ACCOUNTING POLICIES

         Derivatives. The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investment in and cash flows from its foreign operations. The Company also enters into fixed price forward purchase contracts, option spread "collar" arrangements and other instruments in order to establish a fixed price or a range of prices for its natural gas purchases. The Company includes in income the gains and losses related to the portion of these agreements, which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's equity investment are accounted for as an offset to the translation adjustment.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. Under SFAS 133, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the instrument and the resulting designation. SFAS 133 is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this statement on the consolidated financial statements.

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

         On December 31, 1997, the Company, through a subsidiary, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "German Facility") located in Hochst near Frankfurt, Germany from Celanese GmbH, a wholly owned subsidiary of Hoechst AG. The acquisition was accounted for as a purchase; accordingly, the February 28, 1998 and subsequent periods' consolidated statements of income include the results of the operations of the German Facility since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility.


4.       INVENTORIES

         Components of inventory are as follows (in thousands):

                                                     NOVEMBER 30, 1998   FEBRUARY 28, 1998
                                                     -----------------   -----------------
             Finished goods and in-progress...             $17,923             $20,143
             Inventory purchased for resale...               1,571               6,689
             Raw materials....................               2,035               1,277
             Supplies and catalysts...........              12,445               8,905
                                                           -------             -------
                                                            33,974              37,014
             Less LIFO reserve................                (615)               (615)
                                                           -------             -------
                                                           $33,359             $36,399
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

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




5.   BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):

                                                           NOVEMBER 30, 1998    FEBRUARY 28, 1998
                                                           -----------------    -----------------
         Revolving credit facility...................           $ 36,000             $ 22,000
                                                                ========             ========
         Term debt:
             9 1/2% senior subordinated notes........           $174,288             $174,248
             13% senior subordinated notes...........                915                  915
             Term loan...............................             32,083               34,271
             Other notes payable.....................              8,708                5,641
                                                                --------             --------
                  Total..............................            215,994              215,075
         Less current portion........................             (2,917)              (7,657)
                                                                --------             --------
         Long-term debt..............................           $213,077             $207,418
                                                                ========             ========


         In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing, the Company issued $175.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes was used to repurchase $99.1 million of the Company's 13% Senior Subordinated Notes due 2004 (the "13% Notes") and to repay existing borrowings under the Company's previous credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million), and was reflected in the Company's February 28, 1998 consolidated statement of operations as an extraordinary charge.

         The Notes require semi-annual payments of interest on March 15 and September 15 each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes Indenture, dated September 23, 1997, (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured obligations of the Company, and the Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. Debt issuance costs are being amortized using the straight-line method over the life of the Notes.

         In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility (the "Credit Facility"), which provides for a $125.0 million revolving credit facility (the "Revolving Credit Facility") and $35.0 million term loan (the "Term Loan"). The Credit Facility is secured by substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Debt issuance costs are being amortized over the life of the Credit Facility. Interest on outstanding borrowings is based on either the prime rate or LIBOR, plus up to 2.00%. Availability under the Revolving Credit Facility is subject to limitations as outlined in the Credit Agreement. At November 30, 1998 and February 28, 1998, $36.0 million and $22.0 million, respectively, was outstanding under the Revolving Credit Facility. The weighted average borrowing rate at November 30, 1998 and February 28, 1998

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




was approximately 7.62% and 7.97%, respectively. On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the Credit Agreement. The borrowing rate was approximately 7.31% and 7.62% at November 30, 1998 and February 28, 1998, respectively. Under the terms of the Credit Agreement, the Company pays commitment fees, on a quarterly basis, ranging from
 .25% to .50% per annum of average unused balances.

         The Credit Facility includes financial covenants, which among other things, require the Company to maintain certain debt to earnings and interest coverage ratios and minimum net worth. At February 28, 1998, the Company was not in compliance with certain of these covenants, and received amendments and waivers with respect to such noncompliance. At November 30, 1998, the Company again was not in compliance with the amended financial covenants of the Credit Facility, and received a waiver with respect to such noncompliance to February 28, 1999. The Company is currently working with its creditors to obtain additional modifications to the Credit Facility that should allow the Company to remain in compliance with such modified terms through February 29, 2000 and beyond. While there can be no assurances, the Company expects to have such modifications in place on or before February 28, 1999. Current financial projections do not support compliance with the Credit Facility without such modifications. Accordingly, as required by SEC regulations and generally accepted accounting principles, the Company has reclassified all amounts due under the Credit Facility, as well as other long-term debt subject to cross default provisions, to current liabilities in the accompanying November 30, 1998 balance sheet.

         At November 30, 1998, no amounts of retained earnings were available to the Company to make restricted payments (as defined) under certain restrictive provisions of the above agreements, however, the Company generally is allowed to annually pay up to $2.0 million of dividends. In addition, earnings were not adequate to meet certain fixed charge coverage ratios under the Notes, which, as a result of such deficiency, imposes restrictions on the Company's ability to incur certain additional debt and enter other transactions.

6.       DISCONTINUED OPERATIONS

         During November 1998, the Company adopted plans for the sale of its Alumina Chemicals business unit, which manufactures and sells activated and gel alumina chemicals and alumina hydrate. This business unit is accounted for as a discontinued operation, and accordingly, the results of its operations for current and prior periods are segregated in the accompanying statements of operations. Based on its estimates of sales proceeds, costs of disposition, and expected results of operations from the measurement date through the expected disposal date, the Company does not expect to record a loss from the sale of this business unit. Accordingly, no gain or loss from the sale has been recorded in the accompanying statements of operations. However, the Company is in the preliminary stages of the selling process, and it is possible that the actual selling price or costs of disposal could differ from the Company's current estimates and result in a loss on the sale, which could be material to the Company's results of operations and financial position.

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         Results from discontinued operations for the three months and nine months ended November 30, 1998 and 1997 are as follows.

                                                   Three Months Ended             Nine Months Ended
                                                       November 30,                 November 30,
                                                  ----------------------       -----------------------
                                                   1998           1997           1998           1997
                                                  -------       --------       --------       --------

         Net sales                                $ 5,816       $ 10,193       $ 21,947       $ 28,856
                                                  =======       ========       ========       ========

         (Loss) income from operations            $(1,691)      $    923       $ (4,544)      $    455
         Interest expense                            (741)          (759)        (2,126)        (2,139)
         Equity income                              1,174            627          3,627          2,670
         Other income(expense), net                    --             10            (18)            32
                                                  -------       --------       --------       --------
           (Loss) income before income taxes       (1,258)           801         (3,061)         1,018
         Tax (provision) benefit                      503           (320)         1,224           (407)
                                                  -------       --------       --------       --------
           Net (loss) income                      $  (755)      $    481       $ (1,837)      $    611
                                                  =======       ========       ========       ========


         The components of net assets of discontinued operations included in the consolidated balance sheets in the accompanying financial statements are set forth below:

                                                  November 30,   February 28,
                                                      1998           1998
                                                  ------------   ------------
         Trade accounts and other receivables       $  6,568       $  8,746
         Inventories                                   8,837          8,786
         Net property, plant and equipment            30,117         30,745
         Investments and other assets                  6,156          4,746
         Accounts payable                             (4,994)        (2,331)
         Accrued payroll and other liabilities          (265)          (443)
                                                    --------       --------

             Net assets                             $ 46,419       $ 50,249
                                                    ========       ========

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




7.       ENVIRONMENTAL AND LEGAL MATTERS

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

         In December 1997, the Company was named as a defendant in certain civil antitrust actions, and could be added as a defendant in other existing cases, brought predominantly by various mining concerns, alleging that the Company is guilty of violations of federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. Claims for specific monetary damages were not made in such lawsuits. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to one count charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. The Company has filed answers denying liability in such civil actions and intends vigorously to defend them. Because the matter is in a preliminary stage, it is not yet possible to predict whether the Company will incur any liability with respect to this matter. Accordingly, the Company has not recorded any accruals related to such claims.

         The Company owns and operates two pipelines to transport brine, a key raw material in the production of chlor-alkali products, to its Gramercy facility. The pipelines transverse land upon which the Company has been granted the right to transport brine to its Gramercy facility. The Company is constructing a new pipeline to replace one of the existing pipelines due to past operating difficulties and to provide additional raw material for capacity expansion. A landowner recently filed a lawsuit alleging that one of the existing pipelines is leaking brine. The lawsuit seeks monetary damages and a prohibition of the Company's rights to transport brine through one of the existing pipelines and asserts that the Company's right to replace this same pipeline has expired. In connection with this lawsuit, the landowner sought a preliminary injunction to immediately forbid the Company from using this pipeline. The Court refused to grant such action but has required the Company to implement certain programs including monitoring for potential leaks. With respect to the remaining issues, management believes the Company has meritorious defenses to these allegations and is vigorously defending itself against them. Because the matter is in a preliminary stage, it is not possible to determine whether this landowner will prevail.

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




8.       SEASONALITY

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


                                           THREE MONTHS          NINE MONTHS
                                              ENDED                  ENDED
                                         NOVEMBER 30, 1997     NOVEMBER 30, 1997
                                         -----------------     -----------------
                                                       (unaudited)

         Net sales..................         $ 103,170            $ 361,364
         Net income.................         $  (7,146)           $  (8,839)

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

SIGNIFICANT DEVELOPMENTS

         As of November 30, 1998, the Company was not in compliance with certain financial covenants contained in its principal bank credit facility (the Credit Facility). The Company has obtained a waiver with respect to such noncompliance from its creditors effective to February 28, 1999. The Company is currently negotiating with its creditors to obtain modifications of these financial covenants, which will allow it to remain in compliance through February 29, 2000 and beyond. Although no assurances can be made, management expects to have such modifications in place no later than February 28, 1999. Because such modifications are not yet in place, and current projections do not support that the Company will be in compliance with the existing covenants during fiscal 2000, all debt under the Credit Facility, as well as other long-term debt subject to cross default provisions, has been reclassified as current as required by SEC regulations and generally accepted accounting principals. See Notes to the Consolidated Financial Statements for additional discussion.

         In addition to addressing debt covenant compliance as described in the preceding paragraph, the Company is addressing long-term profitability through a systematic review of all its businesses. In November 1998, the Company announced its intention to sell its Alumina Chemicals business unit as part of a strategic realignment aimed to focus the Company's resources on its core commodity chemicals businesses, rather than on specialty chemicals such as aluminas. The plan includes selling the entire Alumina Chemicals business unit, which includes a manufacturing facility in Baton Rouge, Louisiana, and an interest in a joint venture that manufactures alumina hydrate. The Company is currently in the early stages of the selling process, and expects the sale of this business to be completed by February 28, 1999. On January 12, 1999, the Company announced a corporate restructuring that will involve decentralizing certain corporate functions and will reduce the workforce in the Atlanta office. Management expects the restructuring to result in a more cost effective and responsive organization. Costs associated with the restructuring have not yet been determined.


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

         The following table presents business segment information from continuing operations for the three months and nine months ended November 30, 1998 and 1997, respectively. The prior year figures presented have been reclassified to conform to the current year reporting changes. In addition, net sales and income from operations for the Alumina Chemicals business unit have not been included in the Specialty Chemicals segment information to reflect its status as a discontinued operation, as described in the preceding section entitled "Significant Developments".

                                          THREE MONTHS ENDED                                   NINE MONTHS ENDED
                        ---------------------------------------------------   -----------------------------------------------------
                          NOVEMBER 30, 1998           NOVEMBER 30, 1997          NOVEMBER 30, 1998           NOVEMBER 30, 1997
                        -----------------------    ------------------------   --------------------------  -------------------------
                                        PERCENT                    PERCENT                    PERCENT OF                   PERCENT
                        AMOUNT         OF TOTAL     AMOUNT         OF TOTAL    AMOUNT            TOTAL     AMOUNT          OF TOTAL
                        ------         --------     ------         --------    ------         ----------   ------          --------
                                                                  (DOLLARS IN THOUSANDS)
NET SALES:

Nitrogen products       $ 39,135          47.4%    $ 52,250          69.5%    $ 148,946          50.5%    $ 183,977          73.3%
Electrochemical
 products                 38,324          46.5       14,576          19.4       127,043          43.1        39,867          15.9
Specialty chemicals        5,011           6.1        8,364          11.1        18,775           6.4        27,021          10.8
                        --------         -----     --------         -----     ---------         -----     ---------         -----
         Total          $ 82,470         100.0%    $ 75,190         100.0%    $ 294,764         100.0%    $ 250,865         100.0%
                        ========         =====     ========         =====     =========         =====     =========         =====

INCOME (LOSS) FROM
 CONTINUING
 OPERATIONS:
Nitrogen products       $  1,078          30.4%    $  3,371          87.5%    $  10,730          93.5%    $  12,778         102.3%
Electrochemical
 products                 (1,622)        (45.7)       1,722          44.7         6,738          58.7         3,600          28.8
Specialty chemicals         (731)        (20.6)        (690)        (17.8)         (872)         (7.6)         (330)         (2.6)
Corporate expense         (2,275)        (64.1)        (549)        (14.2)       (5,122)        (44.6)       (3,562)        (28.5)
                        --------         -----     --------         -----     ---------         -----     ---------         -----
         Total          $ (3,550)       (100.0)%   $  3,854         100.0%    $  11,474         100.0%    $  12,486         100.0%
                        ========         =====     ========         =====     =========         =====     =========         =====


RESULTS OF CONTINUING OPERATIONS

Comparison of Three Months Ended November 30, 1998 and November 30, 1997

         The Company reported a loss from continuing operations before extraordinary charges of $6.0 million for the three months ended November 30, 1998, compared to a loss before extraordinary charges of $1.2 million for the same period in fiscal 1998. As more fully described in the following paragraphs, fiscal 1999 losses are primarily attributable to falling prices in the Company's domestic markets and unrealized losses recorded on certain forward exchange contracts and oil swap contracts that were designed to hedge the Company's exposure to foreign exchange rate risk and gas price increases. These losses have been partially offset by profitable results from the Company's French and German operations, which were acquired in the third and fourth quarters of fiscal 1998.

         Net Sales. Net sales for the quarter ended November 30, 1998 increased $7.3 million (9.7%) to $82.5 million from $75.2 million for the quarter ended November 30, 1997.

         Nitrogen products' net sales for the quarter ended November 30, 1998 decreased $13.2 million (25.1%) compared to the corresponding quarter in the preceding year. Decreased volumes at the Company's warehouse facilities resulting from the sale of two warehouses, and the inclusion of sales from a newly formed joint venture arrangement with the Jefferson River Terminal ("JRT") in income from equity investments, accounted for $6.7 million of the reduction. Lower agricultural prices caused by increases in global ammonia production capacity reduced net sales by $4.3 million. In addition, decreased sales volumes in industrial ammonia and agricultural products as a result of substitute products and poor market conditions reduced sales for the period by $3.0 million compared to the prior year. The reductions in net sales were partially offset by increased production and sales of low density nitrogen.

         Electrochemical products' net sales for the quarter ended November 30, 1998 increased $23.7 million (262.9%) compared to the corresponding quarter in the preceding year. The increase was primarily due to the inclusion of

$29.1 million in net sales from chlor-alkali and chlorinated methane manufacturing facilities (the "German Facility") located near Frankfurt in Hochst, Germany, which were acquired during the fourth quarter of the fiscal 1998. This increase was offset by a $5.4 million decrease in third quarter domestic sales compared to the prior year. Domestic sales were impacted by lost production caused by a hurricane and a major scheduled plant turnaround ($3.5 million), and falling ECU prices. Domestic ECU prices averaged $257 per ECU for the quarter compared to $322 per ECU for the same period in 1997.

         Specialty chemicals' net sales for the quarter ended November 30, 1998 decreased $3.4 million (40.4%) compared to the corresponding quarter in the preceding year. The decrease resulted primarily from lower sales volume due to overcapacity in the fluorocarbon market. In addition, the absence of sales from LaRoche Air Systems, Inc. ("LASI") of $.6 million, which was shutdown at the end of fiscal 1998, contributed to the reduction in net sales. Both periods reflect reclassification of Alumina Chemicals to discontinued operations.

         Income from Continuing Operations. The Company reported a loss from operations of $3.6 million for the three months ended November 30, 1998 compared to income from operations of $3.9 million for the same period last year.

         Nitrogen products' income from operations decreased by $2.3 million for the quarter ended November 30, 1998 as compared to the corresponding quarter in fiscal 1998. The decrease was primarily due to lower selling prices and volumes previously discussed. These decreases were partially offset by improved margins resulting from lower purchased ammonia costs, lower natural gas costs and precious metal recoveries.

         Electrochemical products' income from operations decreased by $3.3 million for the quarter ended November 30, 1998 as compared to the corresponding quarter in the previous year, resulting in a loss from operations of $1.6 million. The decrease was primarily the result of falling ECU prices and lost contribution margin due to lower volume in the U.S. facility. Domestic losses were offset by income of $1.2 million from the German facilities. In addition, increased legal expenses of $.4 million related to the brine line litigation (as discussed in the notes to the financial statements) and lost contribution margin on caustic and chlorine products of $.5 million resulting from production downtime associated with scheduled plant maintenance also contributed to current year loss.

         Corporate Expenses. Corporate expenses for the quarter ended November 30, 1998 increased $1.8 million to $2.3 million from $.5 million for the quarter ended November 30, 1997. The increase in corporate expenses for the quarter is primarily due to severance payments accrued in the current period, and an adjustment recorded in the third quarter of the prior year to reduce expenses accrued for the Company's performance based incentive plan.

         Income from Equity Investments. Income from equity investments for the quarter ended November 30, 1998 totaled $.8 million compared to a loss of $.5 million for the quarter ended November 30, 1997. Income from equity investments reflects equity income attributable to several joint ventures. The increase in equity income was primarily due to the Company's $.8 million share of income from the ChlorAlp joint venture.

         Other (Expense) Income, Net. For the quarter ended November 30, 1998, other expense, net was $1.3 million compared to other income of $1.6 million for the quarter ended November 30, 1997. Other expense, net for the quarter ended November 30, 1998 includes $1.0 million of unrealized losses on the fair value of natural gas exchange contracts and unrealized losses on foreign currency transactions, discussed below, of $3.3 million. A $2.0 million gain on the sale of two Nitrogen warehouses, and unrealized foreign currency translation gains of $1.4 million, partially offset these losses.

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

         Interest and Amortization of Debt Expense. For the quarter ended November 30, 1998, interest and amortization of debt expense increased $1.4 million to $5.1 million compared to $3.7 million for the quarter ended November 30, 1997. The increase was primarily due to the Company's higher average debt balances resulting from the previously discussed acquisitions. At November 30, 1998 the Company's total debt was $252.0 million compared to $237.1 million at November 30, 1997. The amortization of debt expenses related to the Company's refinancing of its senior indebtedness also contributed to the increase.

         Benefit for Income Taxes. Benefit for income taxes for the quarter ended November 30, 1998 was $3.2 million compared to a benefit of $.8 million for the quarter ended November 30, 1997. The effective tax benefit rate was 34.8% and 40.0%, respectively, at November 30, 1998 and 1997. The decrease in the effective tax benefit rate resulted from the higher tax rates experienced by the Company's international chlor-alkali operations (approximately 50%).

         Comparison of Nine Months Ended November 30, 1998 and November 30, 1997

         The Company reported a loss from continuing operations before extraordinary items of $5.8 million for the nine months ended November 30, 1998, compared to income from continuing operations before extraordinary items of $.2 million for the same period in 1997. As more fully described in the following paragraphs, 1998 losses are primarily attributable to falling prices in the Company's domestic markets and unrealized losses recorded on certain forward exchange contracts and oil swap contracts that were designed to hedge the Company's exposure to foreign exchange rate risk and gas price increases. These losses have been partially offset by profitable operating results from the Company's French and German operations, which were acquired in the third and fourth quarters of the fiscal 1998.

         Net Sales. Net sales for the nine months ended November 30, 1998 increased $43.9 million (17.5%) to $294.8 million from $250.9 million for the nine months ended November 30, 1997.

         Nitrogen products' net sales for the nine months ended November 30, 1998 decreased $35.0 million (19.0%) compared to the corresponding period in the preceding year. Decreased volumes at the Company's warehouse facilities resulting from the sale of two warehouses, and the inclusion of sales from a newly formed joint venture arrangement with JRT in income from equity, reduced net sales by $13.8 million. Lower agricultural prices caused by increases in global ammonia production capacity reduced net sales by $13.2 million. In addition, decreased sales volumes in industrial ammonia and agricultural products as a result of substitute products and competitive market conditions had a $6.5 million negative impact on net sales in the current year.

         Electrochemical products' net sales for the nine months ended November 30, 1998 increased $87.2 million (218.7%) compared to the corresponding nine month period in the preceding year. The increase was primarily due to the inclusion of $92.3 million in net sales from the German Facility. This increase was offset by a $7.1 million decrease in third quarter domestic sales compared to the prior year. Domestic sales were primarily impacted by lost production caused by a hurricane, a major scheduled plant turnaround, and brine pipeline failures. Domestic ECU prices averaged $302 per ECU for the nine months ended November 30, 1998 compared to $305 per ECU for the same period in 1997.

         Specialty chemicals' net sales for the nine months ended November 30, 1998 decreased $8.2 million (30.5%) compared to the corresponding period in the preceding year. The decrease resulted primarily from lower sales volume due to overcapacity in the fluorocarbon market. In addition, the absence of sales from LaRoche Air Systems, Inc. ("LASI") of $1.5 million, which was shutdown at the end of fiscal 1998, contributed to the reduction in net sales. Both periods reflect the reclassification of the Alumina Chemical business unit to discontinued operations.

         Income (Loss) from Continuing Operations. Income from operations for the nine months ended November 30, 1998 decreased $1.0 million (8.0%) to $11.5 million from $12.5 million for the nine months ended November 30, 1997.

         Nitrogen products' income from operations decreased by $2.0 million for the nine months ended November 30, 1998 as compared to the corresponding quarter in the prior year. The decrease was primarily due to lower selling prices and volumes previously discussed. These decreases were partially offset by improved margins resulting from lower purchased ammonia costs, lower natural gas costs, and precious metal recoveries.

         Electrochemical products' income from operations increased by $3.1 million to $6.7 million for the nine months ended November 30, 1998, as compared to the same period in the previous year. The increase was primarily the result of a $7.1 million contribution to operating profits for the period from the German facility. This increase was offset by a decrease in domestic operating profits of $4.0 million compared to the same nine month period in the prior year. The decrease in domestic operating profits are the result of falling ECU prices and lost contribution margin due to lower volume in the U.S. facility, offset by lower energy and fixed manufacturing costs than in the prior year.

         Specialty chemicals' loss from operations for the nine months ended November 30, 1998 increased by $.5 million compared to the prior year, resulting in a loss from operations of $.9 million. The increased loss from operations on fluorocarbon products was primarily the result of lower sales volumes from competitive market conditions.

         Corporate Expenses. Corporate expenses for the nine months ended November 30, 1998 increased $1.5 million to $5.1 million, compared to $3.6 million for the nine months ended November 30, 1997. The increase in corporate expenses for the period is primarily due to severance and other costs incurred as a result of management restructuring during fiscal 1999.

         Income from Equity Investments. Income from equity investments for the nine months ended November 30, 1998 totaled $.8 million compared to a loss of $.5 million for the nine months ended November 30, 1997. Income from equity investments reflects equity income attributable to several joint ventures. The increase in equity income was primarily due to the contribution of the Company's share of income from the ChlorAlp joint venture, which was entered into in October 1997, of $.8 million.

         Other (Expense) Income, Net. For the nine months ended November 30, 1998, other expense, net was $3.7 million compared to $1.6 million for the nine months ended November 30, 1997. The increase was primarily due to the unrealized losses on the fair value of foreign natural gas exchange contracts of $3.1 million and unrealized losses on the foreign currency transactions, discussed below, of $5.2 million. These losses were offset by a $2.0 million gain on the sale of two Nitrogen warehouses and foreign currency translation gains of $2.4 million.

         Interest and Amortization of Debt Expense. For the nine months ended November 30, 1998, interest and amortization of debt expense increased $4.4 million to $14.5 million compared to $10.1 million for the nine months ended November 30, 1997. The increase was primarily due to the Company's higher average debt balances resulting from the previously discussed acquisitions.

         Provision for Income Taxes. The Company recorded an income tax benefit for the nine months ended November 30, 1998 of $.2 million compared to a provision of $.2 million for the nine months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended November 30, 1998 and November 30, 1997

         For the nine months ended November 30, 1998, net cash provided by operating activities decreased to $9.4 million compared to $24.8 million for the nine months ended November 30, 1997. The decrease was primarily the result of operating losses incurred in the current year and the timing of working capital requirements as compared to the prior year. In fiscal 1998, the increase in net cash provided by operating activities was primarily the result of increased net income before depreciation and amortization and other non-cash charges offset by less significant reductions in working capital than in the corresponding nine month period in the prior year.

     Cash used by investing activities was $30.0 million for the nine months ended November 30, 1998 compared to $62.6 million in the nine months ended November 30, 1997. The primary reason for the decrease in investing activities during the current year was due to the acquisition of an equity interest in ChlorAlp, which occurred in the third quarter of fiscal 1998. The primary use of cash for the nine months ended November 30, 1998 was capital expenditures of $28.1 million. Major capital expenditures during the nine months ended November 30, 1998 included a powerhouse project and new brine line at the Gramercy facility; plant upgrades at the Nitrogen division's Cherokee, Crystal City, and Geneva plants; and additional expenditures for the Company's ongoing software implementation project. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future completion of projects mentioned above.

         Net cash provided by financing activities was $12.2 million and $39.4 million for the nine months ended November 30, 1998 and 1997, respectively. Cash provided by financing activities for the nine months ended November 30, 1998 included net borrowings of $22.7 million of outstanding indebtedness under the Company's Revolving Credit Facility and repayments of $7.8 million of long-term debt. Additionally, the Company purchased $1.6 million of its redeemable common stock from former executives and paid dividends of $1.2 million to its shareholders. Cash provided by financing activities for the nine months ended November 30, 1997 included the proceeds of $209.2 million from a subordinated bond offering and a term loan, offset by repayments of existing bonds and outstanding debt under a prior credit facility, together with refinancing costs and prepayment fees.

         As described in the second paragraph of the section entitled "Significant Developments and in the Notes to the Consolidated Financial Statements", as of November 30, 1998, the Company was not in compliance with certain financial covenants of the Credit Facility. In addition, because earnings during the period were not sufficient to meet certain fixed charge ratios under the Notes, certain limitations on borrowings and investments are in effect. Management has obtained a waiver with respect to noncompliance with the Credit Facility effective to February 28, 1999, and expects to obtain modifications to the Credit Facility before the expiration of the waiver that will allow the Company to have continued access to this facility. Accordingly, management anticipates that the Company's existing capital resources, cash flow generated from future operations and drawings under the Credit Facility will enable it to maintain its current operations, capital expenditures, acquisitions and debt service for the foreseeable future.

EBITDA

         EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash transactions reflected in income from operations. In addition, EBITDA includes the Company's 50% share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes. EBITDA for all periods below includes EBITDA from the Company's discontinued Alumina Chemical operations.

Comparison of Three Months Ended November 30, 1998 and November 30, 1997

         EBITDA for the quarters ended November 30, 1998 and 1997 was $5.5 million and $11.2 million, respectively. These amounts included EBITDA of $4.0 million and $6.8 million, respectively, for the Nitrogen products segment; $3.4 million and $2.8 million, respectively, for the Electrochemical products segment; $.2 million and $2.1 million, respectively, for the Specialty chemicals segment, including discontinued operations; and ($2.2 million) and ($.5 million), respectively, for the corporate segment. The decrease in EBITDA for the Nitrogen Products segment of $2.8 million was due primarily to lower agricultural prices caused by global increases in ammonia production capacity, decreased volumes at the Company's warehouses due to a slow planting season and higher natural gas costs. These decreases were offset partially by improved margins primarily due to decreased ammonia raw material costs and decreased fixed manufacturing costs at the plants. The increase in the Electrochemical products EBITDA of $0.6 million was primarily the result of the contribution of results from the German Facility and ChlorAlp, which were acquired during the third and fourth quarters of fiscal 1998, of $4.6 million. The increase in EBITDA from European operations was offset by lower prices and volume in U.S. operations. The decrease in EBITDA for the Specialty chemicals segment of $1.9 million was due primarily to a decreased sales volume and selling price of Active alumina products, decreased sales volumes of Versal alumina products, and decreased sales volume of HCFC's due to increased competition and substitute products. The decrease in corporate segment's EBITDA for the quarter is primarily due to severance costs incurred in the third quarter of fiscal 1999 and adjustments to incentive compensation accruals made in the third quarter of fiscal 1998.

Comparison of Nine Months Ended November 30, 1998 and November 30, 1997

         EBITDA for the nine months ended November 30, 1998 and 1997 was $34.9 million and $35.0 million, respectively. These amounts included EBITDA of $20.1 million and $25.4 million, respectively, for the Nitrogen products segment; $17.1 million and $6.3 million, respectively, for the Electrochemical products segment; $2.0 million and $6.8 million, respectively, for the Specialty chemicals segment, including discontinued operations; and ($4.3 million) and ($3.6 million), respectively, for the corporate segment. The decrease in EBITDA for the Nitrogen products segment of $5.3 million was due primarily to lower agricultural prices caused by global increases in ammonia production capacity and decreased volumes at the Company's warehouses due the sale of a warehouse. These decreases were offset partially by improved margins primarily due to decreased ammonia raw material and natural gas costs. The increase in the Electrochemical Products EBITDA of $10.8 million was primarily due to the results from operations of the German Facility and ChlorAlp of $13.8 million. The increase in EBITDA from European operations was offset by lower prices and volume in U.S. operations. The decrease in EBITDA for the Specialty chemicals segment of $4.8 million was due primarily to a decreased sales volume and selling price of Active alumina products, decreased sales volumes of Versal alumina products, the timing of the receipt of equity cash distributions from joint ventures, and decreased sales volume of HCFC's due to increased competition and substitute products.

YEAR 2000 COMPLIANCE

         The Company is continuing a review and evaluation of its business and operating computer systems, for the purpose of identifying ways in which these systems and the Company could be adversely affected by incorrectly processing date information on and after January 1, 2000. The Company is conducting its review and evaluation in four main areas: Business Systems, Manufacturing Controllers and Processors, Third Party Compliance, and Hardware. The process includes assessing all systems used by the Company for Year 2000 impacts and the associated upgrade costs, upgrading systems that are not Year 2000 ready, and testing and monitoring systems for Year 2000 readiness. A summary of the Company's progress in each of these areas follows.

         Business Systems - The Company believes that its implementation of a new enterprise-wide financial and operational computer system during the past two years, completed in November 1998, has effectively eliminated its exposure to any negative impact that Year 2000 may have had on the Company's ability to produce reliable information needed to run its business. These systems are critical for, among other things, purchasing activities and payment, order processing and billing, production management and inventory, payroll, and financial reporting.

         Manufacturing Controllers and Processors - Certain of the Company's manufacturing processes are dependent upon microprocessors and controllers, and related software, to regulate and monitor the production of its principal products. The Company is about 50% complete with an assessment of these items at its manufacturing facilities, and has not discovered any material instances of noncompliance. Any instances of noncompliance will be corrected as they are discovered. The Company has a plan in place to complete its assessment and correct any noncompliance on or before August 1999.

         Third Party - The Company has sent surveys to all significant vendors inquiring about their Year 2000 readiness, and has received responses from approximately 78% of them. Additional follow up procedures are planned for the first half of 1999 to follow up on critical raw material and utility suppliers to verify their compliance and to develop contingency plans if necessary. The Company has not yet surveyed its key customers, but plans to begin this assessment in early 1999.

         Hardware - Hardware includes the Company's computers, laptops, terminals, and communications hardware such as routers and switches. In the course of replacing its main business systems, the Company has upgraded much of its hardware with systems that are Year 2000 compliant. The Company has completed its assessment of the remaining hardware, and expects to be completed with necessary replacement and upgrades by June 1999.

         Through November 30, 1998, costs of approximately $35,000 have been incurred in identifying and correcting Year 2000 problems. The Company currently estimates that the total cost of making its systems Year 2000 compliant will not exceed $450,000.

         Based on preliminary findings, work already completed, and its current plans for addressing the remaining systems, management believes that it will be able to identify and correct any systems that are not Year 2000 compliant before they have a material adverse effect on the Company. However, until all assessments are completed, there can be no assurance that the Company will identify all date-handling problems in its business and operating systems, or those of its customers and suppliers, in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered, and accordingly, there can be no assurance that such non-compliance will not have a material adverse effect on the Company. The Company does not yet have a contingency plan to deal with any adverse effect of noncompliance with Year 2000, but it expects to begin such a plan by April 1999.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

Exhibit No.                Description of Exhibit
-----------  ------------------------------------------------------------------
   27        Financial Data Schedule (for SEC use only).

----------

(B)      REPORTS ON FORM 8-K
         None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAROCHE INDUSTRIES INC.
                                      (Registrant)




       Date:  January 14, 1999    By: /s/ Harold W. Ingalls
              ----------------        ---------------------------------------
                                      Harold W. Ingalls
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




       Date:  January 14, 1999    By: /s/ Gerald B. Curran
              ----------------        ---------------------------------------
                                      Gerald B. Curran
                                      Vice President, Chief Financial Officer
                                      (Principal Accounting Officer)