Form 10-K405
period 1999-02-28
LAROCHE INDUSTRIES INC
filed 1999-06-04
CIK 797556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 33-79532
                             ---------------------
                         (LAROCHE INDUSTRIES INC. LOGO)
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

                                 (404) 851-0300
              (Registrant's telephone number, including area code)
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ] (Not applicable to Registrant.)

     Aggregate market value of voting stock held by non-affiliates of the
Registrant: None. (See Part II, Item 5.)

     Number of shares of Common Stock outstanding as of May 27, 1999 was
429,633.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     LaRoche Industries Inc., a Delaware corporation (the "Company"), is an international diversified producer and distributor of inorganic and organic chemicals and operates six production facilities, 22 customer service distribution centers and three warehouses throughout the United States and in Western Europe. The Company's products are divided into three business segments:
Nitrogen Products ("Nitrogen"), Electrochemical Products -- North America ("Electrochemicals -- N.A.") and Electrochemical Products -- Europe ("Electrochemicals -- Europe"). The Company produces and distributes various nitrogen products, including nitrogen-based fertilizers essential for crop growth and nitrogen-based blasting agents for industrial explosives. In its Electrochemical Products -- North America segment, the Company is a merchant producer and marketer of chlor-alkali chemicals, including chlorine and caustic soda, which are fundamental building blocks for products used in the construction, pulp and paper, water treatment, detergent, pesticide and pharmaceutical industries. In addition, the Company produces fluorocarbon blowing agents and derivatives used in production of insulating foam materials. The Electrochemical Products -- Europe segment produces and markets chlor-alkali chemicals throughout Western Europe.

     The Company was formed in a 1986 management buyout of the nitrogen, mixed fertilizers and retail business operations of United States Steel Corporation ("USX"), followed by a 1988 acquisition of certain chemical production operations of Kaiser Aluminum and Chemical Corporation ("Kaiser"). The Company has focused on reconfiguring its asset base by disposing of various businesses and assets which were not integral to the Company's long-term business activities and reinvesting the proceeds derived from such dispositions into businesses in which it believes it has strong competitive positions. In fiscal 1998, the Company expanded into Western Europe by purchasing a 50% joint venture interest in a chlor-alkali operation in Pont-de-Claix, France ("ChlorAlp") and another chlor-alkali plant near Frankfurt, Germany (the "Frankfurt facility") from Hoechst Celanese. In November 1998, the Company announced a plan to sell its Alumina chemicals business segment ("Aluminas"). The sale was completed in June 1999 for approximately $39.5 million plus working. Negotiations are currently underway to purchase the remaining 50% interest in ChlorAlp and the Company expects to complete the transaction in the second quarter of fiscal 2000.

INDUSTRY OVERVIEW

  NITROGEN PRODUCTS

     Ammonia is produced from natural gas and is used primarily as a direct application fertilizer, an ingredient in a number of industrial chemicals and the basic building block to produce a variety of nitrogen-based products. Ammonia is upgraded into a number of products including ammonium nitrate and nitric acid.

These upgraded products are used in a variety of applications including fertilizers and as a key ingredient in industrial explosives.

     In the production of ammonium nitrate, ammonia gas and air are burned in the presence of a catalyst to form nitric acid. Additional ammonia is then used to neutralize the nitric acid, forming ammonium nitrate liquor. This liquor is either solidified and converted into granular pellets (or prilled) to produce high density ammonium nitrate ("HDAN"), a solid fertilizer, or low density ammonium nitrate ("LDAN"), a blasting grade ammonium nitrate.

     The Company believes that the market for ammonium nitrate in the United States is characterized as mature with industry experts forecasting relatively stable demand growth of 1% per annum ("p.a.") through 2000, driven by demand for ammonium nitrate for the fertilizer markets and slightly increasing demand for ammonium nitrate primarily from the coal mining industry. Management believes that, in general, the increased demand for ammonium nitrate, driven by the factors discussed below, will keep pace with expected capacity increases, which may help to keep ammonium nitrate prices relatively stable over time. However, temporary over or under supply conditions are likely to occur, which may significantly impact pricing. In fiscal 1999, prices were negatively impacted by capacity increases in the global ammonia market.

     Fertilizer

     Nitrogen fertilizer demand in the United States depends on a number of factors, including total planted acreage of corn and wheat, the primary crops which utilize nitrogen fertilizer, crop mix and fertilizer application rates. Planted acreage and fertilizer application rates are determined primarily by the planting decisions of farmers who are influenced by, among other things, the profit that they expect to make on the investment to plant, grow and harvest their crops. These profit expectations are in turn influenced by current and projected grain stocks and prices, United States government agricultural policies (including subsidy and acreage set-aside programs) and weather. The type of crops planted and local soil conditions also affects nitrogen fertilizer application rates.

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

     Industrial Ammonia

     Anhydrous and aqua ammonia have a variety of industrial applications, including the removal of nitrogen oxide pollutant gases from boiler and incinerator emissions, refrigeration, fermentation, chemical processing, water treatment, heat treating and waste acid neutralization. In response to the amendments (the "Clean Air Act Amendments") to the federal Clean Air Act (the "Clean Air Act"), which severely restrict the discharge of certain pollutants into the environment, domestic demand for ammonia used in the treatment of sulfur and nitrogen oxide gases has grown rapidly. These provisions call for additional restrictions in the next several years. Because the market for industrial ammonia is fragmented and regional in nature, the share of industry capacity and other market data is not readily available.

  ELECTROCHEMICAL PRODUCTS

     Chlor-alkali

     Chlorine and caustic soda are produced as co-products of salt brine electrolysis in a fixed weight ratio of 1 to 1.12. In salt brine electrolysis, an electric current is passed through a salt crystal dissolved in water between immersed conductors, causing the brine solution to break down into chlorine, caustic soda and hydrogen by-product.

     Chlorine is a critical intermediate used in the production of several thousand derivative commercial chemicals, including polyvinyl chloride ("PVC"), polyurethane foams, titanium dioxide and pesticides. The primary direct-application uses of chlorine are in municipal water treatment, in the manufacture of household and industrial bleach and in the pulp and paper industry. Caustic soda is a basic commodity chemical with even more diverse end-market applications than chlorine. It is sold to manufacturers of aluminum, alumina chemicals, soaps, detergents and petrochemicals, processors of pulp and paper and for water treatment.

     Historically, domestic chlorine production has fluctuated over the economic cycles, but has experienced a long-term average growth rate of approximately 1.2% per annum during the period from 1973 to 1999. Chlorine is difficult and dangerous to store in its elemental form, whereas caustic soda is comparatively safe and stable and readily capable of being stored in large quantities. As a result, demand for chlorine, generally dictated by the construction industry, is the key driver for overall production volume of chlorine and caustic soda. Generally, when demand for chlorine is high, production levels and prices increase. This tends to be offset by over-supply of caustic soda and weak caustic soda pricing. On the contrary, when chlorine demand is weak, production levels and pricing decrease, causing caustic soda to be in a tight supply position with attendant rising prices. The volatility in the caustic soda market tends to be exacerbated by end-users building inventories ahead of forecast shortages and price increases, running down inventories ahead of forecast over-supply and price weakness. As a result, an inverse, although not perfectly correlated, price relationship exists between chlorine and caustic soda. The price of one ton of chlorine plus the price of the accompanying 1.12 tons of caustic soda, known as an electrochemical unit ("ECU"), therefore tends to be somewhat less volatile than the price of either commodity individually.

     The Company believes that nearly one-third of the world's chlor-alkali production capacity is located in North America, with approximately 70% situated along the United States Gulf Coast. Chlor-alkali producers along the United States Gulf Coast are among the lowest-cost industry producers, due to excellent feedstock logistics and close proximity to downstream producers of products that consume chlorine and caustic soda. According to industry consultants, the three largest chlor-alkali producers in North America are Dow Chemical Co., Occidental Chemical Corporation and PPG Industries Inc. with capacity shares of approximately 25%, 21%, and 13%, respectively. Most of the major United States Gulf Coast producers are fully downstream integrated into products that involve the processing of chlorine. As a result, there are relatively few merchant producers of chlorine. According to a market study commissioned by the Company, of the approximate 45 chlor-alkali producers in Western Europe, the three biggest producers are Solvay S.A., Dow Chemical Company and Imperial Chemical Industries PLC with 15%, 12% and 9% market share, respectively. The Company believes its European operations comprise approximately 4% of the Western European chlor-alkali market.

     Technology used in the manufacture of chlorine and caustic soda is based on either diaphragm, membrane or mercury cells. Of these, the diaphragm cell process is predominant in the United States with the mercury cell process used primarily in Europe.

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

     Fluorocarbons

     Fluorocarbons are used as refrigerants, blowing agents, raw materials for fluoropolymers, elastomers and aerosol propellants in a wide variety of end-use applications. In 1987, the United States signed the Montreal Protocols (international environmental treaties) which, for environmental reasons related to ozone depletion, mandated the total phase-out of chlorofluorocarbons ("CFCs"), their temporary replacement by hydrochlorofluorocarbons ("HCFCs") and their ultimate replacement by hydrofluorocarbons ("HFCs"), or other products. Demand for HCFC's is declining as users begin to convert to alternative products.

BUSINESS PRODUCT SEGMENTS

  NITROGEN PRODUCTS

     The Company's Nitrogen Products consist of three product lines: (i) ammonium nitrate and nitrogen solution fertilizers; (ii) blasting-grade ammonium nitrate; and (iii) industrial anhydrous and aqua ammonia. The Company's primary nitrogen-based fertilizers are HDAN with total production capacity of 290,000 tons p.a. at its Cherokee, Alabama and Crystal City, Missouri facilities. The Company believes that it is the second largest North American supplier of HDAN with approximately 11% of industry capacity. The Company manufactures blasting-grade LDAN and 83% ammonium nitrate solution ("83% Solution") used by the coal mining, metal mining and quarry industries. The Company has total LDAN capacity of 440,000 tons p.a. at its Crystal City, Seneca, Illinois and Geneva, Utah facilities. The Company believes that it is the fourth largest North American supplier of LDAN to the blasting products market, representing approximately 16% of industry capacity. The Company also believes that it is currently the largest merchant distributor in the United States of premium grade anhydrous and aqua ammonia used for water treatment pollution control, refrigeration, and for the manufacture of other chemical products. For fiscal year 1999, Nitrogen Products accounted for $188.8 million of net sales from continuing operations (48.5% of Company total) and $17.1 million of EBITDA from continuing operations before unallocated corporate expenses (51.6% of Company total).

                                                               NAMEPLATE CAPACITY (TONS P.A.)*
                                                       ------------------------------------------------
                                       TYPICAL                    CRYSTAL
COMPANY PRODUCT                     APPLICATIONS       CHEROKEE    CITY     SENECA    GENEVA    FORTIER
---------------                 ---------------------  --------   -------   -------   -------   -------
FERTILIZER
HDAN..........................  Fertilizers            145,000    140,000        --        --        --
UAN solution..................  Fertilizers            250,000         --        --        --        --
EXPLOSIVES
LDAN..........................  Explosives                  --    110,000   230,000   100,000        --
83% solution..................  Explosives             175,000         --        --        --        --
AMMONIA
Anhydrous & aqua ammonia......  Fertilizer, Feedstock  175,000         --        --        --   440,000(1)
                                & Water Treatment

---------------

*   total production capacity output from the facility
(1) The Fortier, Louisiana facility is owned by Avondale Ammonia, a joint venture with Cytec in which the Company has a 50% interest. The Company receives one half of the plant's production, approximately 220,000 tons p.a., and may be required to purchase any excess production not consumed by Cytec.

     The Company has developed an extensive system of production and distribution facilities located close to their target markets and often in areas where competitors do not have local operations. Accordingly, due to the high costs associated with the transportation of certain nitrogen products, the Company believes that it has located its facilities where it enjoys a freight advantage over many other competitors. The Company has maintained competitiveness through back-integration into ammonia, efficient management of natural gas feedstock costs and some capacity expansions.

     Fertilizer Grade Ammonium Nitrate. The Company primarily markets fertilizer grade HDAN to distributors, dealers, national farm retail chains, regional farm cooperatives and other fertilizer producers located near its plants or distribution warehouses for ultimate sale and delivery to farmers.

     The Company's fertilizer customers are concentrated mainly in the Midsouth and Midwest regions of the United States, where their location allows the Company to supply its customers with lower freight costs and more reliable delivery rates than certain of its competitors. The Company historically has sold more fertilizer grade ammonium nitrate than it had the capacity to produce, thus allowing it to operate its fertilizer plants at or near capacity year-round. Due to the high fixed costs associated with fertilizer production, the Company believes that this strategy provides it with a delivered cost advantage over certain competitors in its favored markets.

     Blasting Grade Ammonium Nitrate. As in its fertilizer business, the Company is committed to selling a greater volume of blasting grade LDAN than it produces. Unlike other ammonium nitrate producers that tend to de-emphasize the blasting market during periods of high fertilizer demand, the Company strategy is to maintain product quality and availability irrespective of conditions in the fertilizer market.

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

     In May 1995, as a result of the Oklahoma City bombing and the Company's commitment to the community under Responsible Care(R), the Company adopted a new policy severely limiting the sale of blasting grade LDAN to any entity outside the explosives industry. The Company announced in May 1996 that it had suspended production of LDAN at the Crystal City facility due to the lack of demand for explosives from the surrounding coal mining industry. As a result of improved market conditions, the Company has entered into a multi-year sales contract for the LDAN capacity of the Crystal City facility and resumed LDAN production at this facility in October 1997.

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

     The Company's competitors include both ammonia manufacturers and merchant distributors. The ammonia manufacturers serve primarily the large bulk commodity users and the merchant distributors serve the smaller volume specialty users of anhydrous and aqua ammonia, who are the focus of the Company's marketing efforts. The Company has only one national competitor, Tanner Industries. Other competitors in the industrial ammonia merchant market generally distribute only in local market areas.

     The Company has its own fleet of trucks and trailers for delivering these products to customers' locations. Sales are made in cylinders, less than truck load quantities, full truck load and railcar loads. The Company also sells equipment, replacement parts, safety seminars and videos, ammonia clean-out and other services and equipment rentals to support the primary sale of anhydrous and aqua ammonia.

     Raw Materials. At the Cherokee facility, anhydrous ammonia is produced and then upgraded into ammonium nitrate and UAN solutions. The Company purchases anhydrous ammonia to produce ammonium nitrate at the Seneca, Crystal City and Geneva facilities. The Company's investment in Avondale Ammonia reflects the Company's strategy to vertically integrate where practical. The Company obtains approximately 220,000 tons p.a. of ammonia feedstock from Avondale Ammonia, either directly or through swapping arrangements, for its various Nitrogen Products facilities. Ammonia produced by Avondale Ammonia is transferred at cost to the joint venture partners relative to their respective ownership interests. In the aggregate, the Company purchases approximately one-third of its ammonia feedstock requirements from external ammonia manufacturers. Substantially all of its purchased ammonia requirements are supplied pursuant to contracts at prices that permit the Company to produce nitrogen products at a competitive cost. The primary material purchased by the Company in connection with the production of ammonia at its Cherokee and Avondale Ammonia facilities is natural gas. Natural gas is supplied throughout the United States by large pipeline companies and local distributors.

  ELECTROCHEMICAL PRODUCTS -- NORTH AMERICA

     The Company's Electrochemicals -- N.A. products consist of chlorine and caustic soda (together, chlor-alkali) and fluorocarbons that are produced at its Gramercy facility. Chlorine is sold for a variety of uses, including the manufacture of PVC, household and industrial bleach, water treatment, titanium dioxide and various other end-uses. Caustic soda is sold to manufacturers of aluminum, organic and inorganic chemicals, detergents and petrochemicals, and to pulp and paper processors and water treatment facilities. The predominant fluorocarbon production is of HCFCs, the interim CFC replacement product. For fiscal year 1999, Electrochemical Products -- N.A. accounted for $68.5 million of net sales from continuing operations (17.6% of Company total sales) and $1.5 million of EBITDA from continuing operations (4.4% of Company total).

     The Gramercy facility has chlorine production capacity of 200,000 tons p.a. and caustic soda production capacity of 224,000 tons p.a. Domestically, the Company primarily competes in the Gulf Coast chlor-alkali market. Industry consultants estimate approximately 70% of Gulf Coast chlorine capacity is used by integrated producers for captive consumption in the production of downstream products. As a result, despite accounting for only approximately 2.0% of overall Gulf Coast chlorine capacity, the Company has developed a niche position in the Gulf Coast merchant chlorine market. The Company's production capacity represents an approximate 7.5% share of that 2.7 million ton p.a. market. The Company has achieved this position by focusing on chlorine sales to downstream producers of PVC, rigid urethane foam and titanium dioxide that prefer not to deal with chlorine suppliers that also produce competing downstream products. The Company believes that it has developed strong customer relationships by capitalizing upon its secure brine supply, low-cost on-site electric power and close customer proximity to consistently deliver a competitively priced product. Over 50% of the Company's chlorine and caustic soda sales are currently made to customers located within a 100-mile radius of the Gramercy facility.

     The Company employs the diaphragm cell technology at its manufacturing facility. The manufacturing processes consist of the electrolysis of sodium chloride brine (salt water), which produces free hydrogen, chlorine and caustic soda solution. For safety reasons, only small quantities of chlorine are stored, and production tends to be limited to the amount of chlorine the plant can sell in a relatively short period of time. Although salt is the basic raw material used in the production of chlorine and caustic soda, electricity is the largest production cost component.

     At the Gramercy fluorocarbons facility, the Company has replaced its CFC foam blowing agent (R-11) product line with the next generation foam blowing agent, HCFC-141b, to comply with the federal government's mandated phaseout of CFC. The Company has reduced its reliance on fluorocarbon products in general, with expanded offerings and more intensive development of markets and facilities for its other markets.

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

     Natural gas is the primary cost component in generating electricity for chlorine and caustic soda production and is sold on the spot market, as well as under long-term contracts. The Company makes spot purchases and generally has contracts for up to twelve months; however, the Company also buys natural gas contracts for future delivery and enters into natural gas hedging arrangements with financial counterparties to hedge its natural gas price exposure. Fluctuations in natural gas prices may affect the operating results of the Electrochemicals -- N.A. business.

     Hydrogen fluoride ("HF") and chlorinated organic products are the primary raw materials needed for the production of fluorocarbons. HF and the required chlorinated organic products are considered by management to be readily available for purchase domestically.

     Electrical Power. At the Gramercy facility, Kaiser operates its alumina plants adjacent to the Company's facility that produces electrochemical products. Kaiser and the Company share a powerhouse complex, from which the Company obtains electricity and steam for use in its domestic electrochemical production, pursuant to certain lease and operating agreements that remain in effect (if the Company exercises renewal options) until 2008. Kaiser owns and operates the powerhouse complex that is located on Kaiser property. The costs of operating the powerhouse and the utilization of electricity and steam generated therefrom are shared in accordance with these agreements. During fiscal year 1996, the Company approved and began implementing certain capital improvements at its powerhouse complex designed to reduce the electrical costs. These improvements, which included the installation of a new back-up rectifier assembly, refurbishment of generator turbine units and upgrading of the control systems, were recently completed. The lower costs will benefit the Company as it shares in the facility's output.

     Kaiser and the Company also have agreements relating to jointly operated or administered environmental compliance matters at their Gramercy and Baton Rouge facilities, other services, such as water, sewage, dock and rail, chemical, telephone and emergency response services and other matters.

  ELECTROCHEMICAL PRODUCTS -- EUROPE

     The Electrochemicals -- Europe product base is comprised of chlorine, chlorine derivative products and caustic soda produced at its Frankfurt and ChlorAlp manufacturing facilities. The product markets for Electrochemical Products -- Europe are similar to the chlorine and caustic markets for Electrochemicals -- N.A. markets. For fiscal 1999, Electrochemical
Products -- Europe comprised $132.3 million of net sales from continuing operations (34% of total sales) and $21.9 million of EBITDA from continuing operations (66.4% of Company total) which includes the Company's interest in ChlorAlp's EBITDA.

     The Frankfurt facility is situated in an industrial park and has permitted chlorine production capacity of 160,000 metric tons p.a. and permitted caustic soda production capacity of 181,000 metric tons p.a. The Frankfurt operation also includes a chlorinated methane manufacturing facility that produces methyl chloride, methylene chloride/chloroform, sodium hypochloride, calcium chloride and hydrochloric acid. Methyl chloride is used in the production of silicones and methyl cellulosis. Methylene chloride acts as a solvent for synthesis of pharmaceuticals, agrichemicals and photo and film industry and as an extraction medium in the food industry. Chloroform is used as feedstock in the production of fluoropolymers and R-22 (an HCFC). This facility has a permitted methyl chloride production capacity of 60,000 metric tons p.a. and permitted methylene chloride/chloroform production capacity of 70,000 metric tons p.a.

     All of the Frankfurt facility's chlorine output is consumed by the facility's methane chlorination plant and other on-site chemical production companies. The caustic soda and hydrochloric acid produced by the

Frankfurt facility are sold into an extensive customer base, located primarily within Germany, and a wide variety of markets. The facility is the sole source of caustic soda microprills that are primarily distributed throughout Western Europe. The Frankfurt facility sells methylene chloride worldwide to numerous customers for many different applications, while approximately 80% of the chloroform output is sold to an on-site chemical company.

     ChlorAlp (see ChlorAlp joint venture discussion below) has chlorine production capacity of 240,000 metric tons p.a. and caustic soda production capacity of 269,000 metric tons p.a. Chlorine produced by ChlorAlp is sold in both liquid and gaseous forms. Approximately 95,000 metric tons per year of chlorine is sold in the gaseous form and is distributed to customers by pipeline. The balance of chlorine production is sold in liquid form and is distributed in rail tank cars to customers throughout France, Italy, Switzerland, Germany and the Benelux countries. Caustic soda is distributed throughout France with deliveries by pipeline, rail cars and tank trucks.

     The Company employs the diaphragm cell technology at its ChlorAlp facility and mercury cell technology at its Frankfurt facility. While the manufacturing process is substantially similar to that described for Electrochemicals -- N.A., statutory bans on diaphragms containing asbestos in France by 2002 have spurred the ChlorAlp facility to develop an asbestos free diaphragm technology ("new technology") over the last five years. The new technology has been employed in approximately 15% of the processes and will totally replace the restricted process technology before the deadline. In addition to removing asbestos from the process, the Company expects to benefit from some electrical power savings from the new technology.

     Raw Materials. The primary raw material used in the production of chlorine and caustic soda is salt. The Frankfurt facility obtains salt via river barge. ChlorAlp receives salt from via a pipeline from a brine mine in Hauterives, France, in which the Company, through ChlorAlp, has an ownership interest.

     Electrical Power. The Frankfurt facility receives electric power from a nearby plant. ChlorAlp receives its electric power from a powerhouse facility in which it has an ownership interest and maintains management oversight (GIE CEVco or "CEVco"). The Company feels this arrangement provides a strategic advantage at the site.

     ChlorAlp Joint Venture

     In October 1997, the Company purchased a 50% interest in the French chlor-alkali business ("the initial purchase arrangement") of Rhone-Poulenc Chimie, S.A. (now known as Rhodia Chimie, "Rhodia"), a subsidiary of Rhone-Poulenc, and entered into certain related arrangements with Rhodia (the "Chlor-alkali Joint Venture"). The Company purchased, through LII Europe, its wholly owned subsidiary, a 50% stock interest in ChlorAlp. The purchase price for such interest was 42.5% of the agreed value of ChlorAlp (the "Initial Purchase"), which was approximately equal to 447 million French francs ($76.3 million) which resulted in an initial investment by the Company of 190 million French francs ("FRF") including a loan of FRF 66.3 million for an aggregate initial investment of approximately $35.5 million, including acquisition costs. The Company funded the Initial Purchase by drawing under the Term Loan (as defined herein) portion of its Credit Facility (as defined herein). Three members of the Company's executive management serve on the Board of Directors of ChlorAlp.

     Prior to the closing, Rhodia contributed a 265,000 metric ton p.a. chlor-alkali production facility to ChlorAlp (the "PCL Facility"), as well as certain other related assets and liabilities. In connection with the joint venture, ChlorAlp entered into market-priced long term contracts to sell to Rhodia (or its affiliates) chlorine and caustic soda, the amounts of which historically have been approximately 65% of the PCL Facility's production output.

     In April, 1999, the Company announced its intention to purchase the remaining 50% of the stock of ChlorAlp for approximately FRF 170 million (approximately $28 million), subject to certain adjustments. Subject to terms reached in the initial purchase arrangement, if the Company cannot or does not purchase the remaining 50% of stock in ChlorAlp, Rhodia has the right to require the Company to sell its 50% interest to

Rhodia in one year for approximately FRF 95 million (approximately $16 million), subject to certain adjustments.

     The Company has agreed to reimburse, on a "stand-by" basis, Rhodia for the Company's proportionate share of any amounts that Rhodia is ultimately required to pay under its pre-existing guarantee of the obligations of CEVco, in respect of steam turbines leased by CEVco under a certain operating lease (the "Turbine Lease"). The Company's proportionate share under such arrangement was limited to a term maximum of FRF 172 million. The remaining term of the Turbine Lease is approximately four years. The Company's proportionate share of such lease payments, based on current and expected ownership percentages, will not exceed $2 million per year based upon current ownership percentages, increasing to $4 million per year should the Company purchase the remaining stock in ChlorAlp.

     The Company and Rhodia have also entered into a shareholders agreement (the "Shareholders' Agreement") which provides for, among other things, governance of ChlorAlp. The initial purchase arrangement also contains restrictions upon the ability of the shareholders of ChlorAlp to compete with ChlorAlp during the term of the Shareholders' Agreement and, with respect to an exiting shareholder, for three years thereafter. In the event of a change of control of the Company, Rhodia would be able to initiate discussions with the Company to purchase the remaining stock in ChlorAlp.

     As part of the Chlor-alkali Joint Venture, ChlorAlp entered into agreements with Rhodia and its affiliates and other third parties: (i) to own and operate jointly a powerhouse complex (the "Powerhouse Complex") located at the PCL Facility for the generation of electricity, steam and demineralized water for the PCL Facility's operations; (ii) to own a brine mine, and the extraction rights thereto, at Hauterives, France (the "Hauterives Facility"), and to operate a brine pipeline to transport sodium chloride from the Hauterives Facility to the PCL Facility; (iii) for the supply of certain products and services by Rhodia to ChlorAlp; and (iv) to sell to Rhone-Poulenc (or its affiliates) chlorine and caustic soda, the amounts of which historically have been approximately 65% of the PCL Facility's production output. In addition, ChlorAlp entered into long-term arrangements with Elf Atochem S.A., France's second largest chemical company and a wholly owned subsidiary of Elf Acquitaine S.A., which operates the Saint Fons chlorine vaporization, distribution and bleach production facility that was transferred to ChlorAlp.

     Pursuant to the Chlor-alkali Joint Venture, ChlorAlp intends to declare dividends to its shareholders of 100% of its distributable net income annually. Under the terms of the Shareholders' Agreement, capital expenditures will be funded from excess cash provided by operating income of ChlorAlp. There will be no obligation on the Company or Rhodia to fund any capital expenditures. It is anticipated that any debt facilities required by ChlorAlp will be borrowed locally without support from either Rhodia or the Company.

RESEARCH AND DEVELOPMENT

     The Company has operated a research and development center at its Baton Rouge facility since 1989 to develop and test new products and production methods. This facility is being sold as part of the sale of the Alumina Chemicals business segment. The Company had research and development expenditures of approximately $1.8 million, $4.0 million and $3.8 million in fiscal years 1999, 1998 and 1997, respectively. As the majority of the research and development projects were related to the Alumina Chemicals business segment and HCFC replacement (which ended in fiscal 1998), the Company does not anticipate related expenditures will continue at this level.

PATENTS

     The Company owns, has applied for, or has an interest in approximately 30 patents and is licensed under other patents covering certain of its products and processes. The Company generally applies for patents whenever it develops new products or processes considered being commercially viable and, in appropriate circumstances, seeks licenses when others develop such products or processes. Although in the aggregate the rights under such patents are important to the Company's operations, no significant segment of the Company's business or its business as a whole is dependent on any particular patent or license.

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

     The Company is subject to the Clean Air Act and comparable state statutes regulating air emissions. The Clean Air Act contains provisions that may result in the imposition of certain pollution control requirements with respect to air emissions from the Company's operations. Depending upon requirements that may be imposed by state and local regulatory authorities in the implementation of those provisions and related regulations, the Company may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals. Until such time as the requirements of the new Clean Air Act Amendments are fully implemented, the Company is unable to estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At present, the Company does not believe that such regulations will have a material effect on its financial condition or results of operations.

     The Clean Air Act Amendments provided for the phase-out of the production of CFCs (R-11 and R-12) as of January 1, 1996, followed by the phase-out of the production of the HCFC-141b by January 1, 2003. The Clean Air Act also regulates sulfur and nitrogen oxide removal from emissions and provides certain incentives for the production of reformulated gasolines. These regulations may increase the demand for certain of the Company's ammonia products.

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

     The Company voluntarily strives to adhere to the Guiding Principles of the Responsible Care(R) initiative of the Chemical Manufacturers Association and its six Codes of Management Practices. The Company believes that these codes typically are more stringent than the legal requirements in the areas of process safety, employee safety, pollution prevention and chemical distribution. The Company has achieved "Practice in Place" status under this program.

EMPLOYEES

     As of May 27, 1999, the Company had approximately 915 full-time employees in continuing operations, approximately 335 who were represented by domestic labor unions under various collective bargaining agreements and 360 represented by European labor unions. Since 1986, the Company has had three domestic labor disputes, none of which caused any material production delays. As of February 28, 1999, there were five labor union contracts expiring during fiscal 2000 covering 130 employees. Subsequent to that date, the Company reached agreement with one of the unions representing 8 employees. The Company plans to seek continued cooperation with the unions to set and achieve business objectives while maintaining focus on both Company and union interests. The Company considers its relations with its existing union and non-union employees to be generally satisfactory.

ITEM 2.  PROPERTIES

     The Company has six facilities where its products are manufactured, 22 customer service centers from which it distributes anhydrous and aqua ammonia and three warehouses that it uses for delivery and storage of fertilizer. The Company owns electrochemical manufacturing facilities in or near Gramercy, Louisiana and Frankfurt, Germany. The Company's four nitrogen manufacturing facilities are located in Cherokee, Alabama; Crystal City, Missouri; Geneva, Utah and Seneca, Illinois.

     The Company believes that its primary facilities are in suitable condition and adequate for its current operations. The following table presents certain information relating to the principal facilities owned by the Company.

LOCATION                    DESCRIPTION AND BUSINESS LINE                 STATUS
--------                    -----------------------------                 ------
Gramercy.............  Electrochemical products:                 Owned
                       hydrochlorofluorocarbons, caustic soda
                       and chlorine facility.
Frankfurt............  Electrochemical products: chlorine,       Equipment -- Owned
                       caustic soda and chlorinated methane      Building & Land -- Leased
                       compounds facility.
Cherokee.............  Nitrogen products: fertilizer and         Owned
                       blasting grade ammonium nitrate facility
                       and distribution center.
Crystal City.........  Nitrogen products: fertilizer and         Owned
                       blasting grade ammonium nitrate
                       facility.
Geneva...............  Nitrogen products: blasting grade         Owned
                       ammonium nitrate facility.
Seneca...............  Nitrogen products: blasting grade         Owned
                       ammonium nitrate facility.

     The Company is an equity investor in two manufacturing joint ventures, ChlorAlp and Avondale Ammonia. ChlorAlp is located near Grenoble in Pont-de-Claix, France, the facility and the land interests of which are owned by the Chlor-alkali Joint Venture. The Avondale Ammonia facility is located in Westwego, LA, owned by Avondale Ammonia, and is situated on land leased from Cytec.

     In addition, the Company owns or leases 22 customer service centers in 18 states, where it stores and distributes anhydrous ammonia. It produces and distributes aqua ammonia products at ten of these centers. The Company also sells related storage systems and equipment and provides certain customer services at those centers. The Company owns or has joint venture interests in, three agricultural warehouses located in Missouri, Illinois and Indiana, where the Company stores and distributes phosphate fertilizer (DAP and

TSP), solid urea, potash, nitrate and UAN solutions. The Company also owns several sites that were once used in the production or distribution of agricultural products, which currently are surplus to its needs.

     The Credit Facility (as defined herein) is secured by an interest in substantially all of the Company's domestic properties and assets granted to the lenders thereunder.

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

     Recent Developments. As previously reported, in December 1997, the Company was named as a defendant in three civil antitrust actions (two of which are the same suit filed in two separate jurisdictions, one of which was subsequently dismissed). These actions were brought predominantly by various mining concerns, alleging that the Company violated the federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the United States Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company has filed answers denying liability in such civil actions. On or about May 5, 1998, the plaintiff dismissed the Company as a defendant in one of such civil lawsuits. The Company has reached an agreement in principle with the plaintiff to settle all claims against the Company. Under the terms of that settlement, which will be reflected in a definitive settlement agreement, the Company will make an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million.

     Environmental Proceedings

     Gramercy, Louisiana. On July 28, 1989, a 28,000 gallon mixture primarily consisting of chloroform and carbon tetrachloride was spilled at the Company's Gramercy plant during the off-loading of a barge. Although immediate corrective action was initiated, the spill impacted the shallow soils and groundwater. Expenditures for corrective action and to determine the extent of contamination through February 28, 1999, have been approximately $4.4 million. The Company estimates that the remaining cost to complete remediation could be up to an additional $1.9 million over the next few years.

     On June 27, 1996, Marathon Oil Company and Marathon Pipeline Company (together "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy. Marathon's preliminary claim statement for damages incurred totals $8.5 million. In connection with the gasoline release, a class action petition was filed in the 23rd Judicial District Court for the Parish of St. James, Louisiana against Marathon and the Company on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release. On May 30, 1997, two additional plaintiffs filed suit against Marathon, the Company and certain unnamed defendants alleging damages suffered as a result of the gasoline spill and clean-up operations. Marathon's lawsuit against the company was settled for $2 million in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. The Company has coverage for, and continues to defend itself against, the two remaining claims. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1.5 million. The Company's allocated portion of the settlement is $375,000, although, as stated above, the Company has insurance coverage for this amount. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, believes that the case can be settled for a nominal amount.

     In January 1997, the owner of the land over which the brine pipelines serving the Company's Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines immediately. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. The Company complied with this order, and in January 1999, the Company completed construction on a new pipeline which is now in service. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders of the Company during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of May 27, 1999, the Common Stock is held by 13 people, all of whom are affiliated with the Company. No dividends were declared on the Common Stock until January 1996 when the Company's Board of Directors declared its first quarterly dividend of $.50 per share. The Company also paid quarterly dividends of $.50 per share during fiscal year 1997 and through the first quarter of fiscal year 1998, and $.75 per share for the second, third and fourth quarters of fiscal year 1998. Dividends of $.75 per share were declared and paid in each of the first two quarters and dividends of $1.00 per share were declared and paid in the third quarter of fiscal 1999, respectively, with no dividends declared for the fourth quarter. The payment of dividends is a decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations, as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time. In addition, the Company's debt instruments include restrictions that may limit future dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial information of the Company's continuing operations. The following selected historical consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been reflected therein.

                                                                   FISCAL YEAR ENDED(A)
                                         ------------------------------------------------------------------------
                                         FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                             1999         1998(B)          1997         1996(C)          1995
                                         ------------   ------------   ------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $389,542       $342,570       $339,044       $387,079       $361,323
Cost of sales..........................     357,750        287,535        276,134        295,876        279,974
                                           --------       --------       --------       --------       --------
Gross profit...........................      31,792         55,035         62,910         91,203         81,349
Selling, general and administrative
  expenses.............................      45,431         49,742         48,376         46,470         46,340
                                           --------       --------       --------       --------       --------
(Loss) income from continuing
  operations...........................     (13,639)         5,293         14,534         44,733         35,009
Interest and amortization of debt
  expense..............................     (20,314)       (14,539)       (12,249)       (12,169)       (10,339)
Income (loss) from equity
  investments..........................       2,614           (619)            31            798           (362)
Other income (loss) net................       1,150            141            397           (243)         1,486
(Provision) benefit for income taxes...      (2,779)         3,762         (1,072)       (13,349)       (11,419)
                                           --------       --------       --------       --------       --------
          (Loss) income from continuing
            operations before
            extraordinary charges......    $(32,968)      $ (5,962)      $  1,641       $ 19,770       $ 14,375
                                           ========       ========       ========       ========       ========
          Net (loss) income............    $(40,518)      $(18,089)      $    659       $ 19,770       $ 11,452
                                           ========       ========       ========       ========       ========
OTHER FINANCIAL DATA:
EBITDA(d)..............................    $ 33,070       $ 30,540       $ 34,977       $ 61,754       $ 49,097
Cash flows from continuing
  operations...........................       7,503         36,441         23,187         57,857            225
Capital expenditures(e)................      44,191         33,362         32,657          9,663         12,255
Ratio of earnings to fixed
  charges(f)...........................          --             --            1.1x           2.7x           2.4x
Cash dividends.........................    $  1,198       $  1,095       $    912       $    233       $     --
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents..............    $  5,380       $ 12,884       $  1,165       $  3,265       $  5,900
Working capital........................     (27,039)        40,542          4,318         27,443         51,215
Total assets...........................     389,777        395,148        261,994        254,997        248,775
Total long-term debt(g)................     202,221        207,418        104,441        112,940        119,659
Total debt(h)..........................     261,984        237,075        144,881        125,764        117,695
Common stock with redemption
  features.............................         528          3,505          4,177         12,246         15,392
Stockholders' equity (deficit).........     (10,605)        31,648         50,906         51,296         34,478

---------------

(a) In November 1998, the Company announced a plan to sell its Alumina chemicals business. Accordingly the results of operations, financial position and cash flows attributable to Aluminas have been segregated from that of continuing operations. See the consolidated financial statements and notes thereto for additional discussion.
(b) During 1998, the Company entered into the Credit Facility and repaid the existing revolving credit facility, refinanced the senior subordinated debt of the Company, invested in ChlorAlp and acquired the Frankfurt facility.
(c) Fiscal year 1996 reflects the results of operations of the Company's Seneca facility since December 1995, the date the Company acquired substantially all of the assets of such facility.
(d) EBITDA represents income from operations plus net cash received from equity investments plus depreciation, amortization and other non-cash charges reflected in income from operations. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements, and payments made for interest and income taxes.
(e) Capital expenditures exclude noncash additions through capital leases.
(f) For purposes of calculating the historical ratio of earnings to fixed charges, earnings consist of income before income taxes, minority interests and extraordinary charges plus fixed charges, adjusted to exclude the undistributed earnings from equity investments and the increase in redemption value of certain stock of a subsidiary held by minority stockholders included in such fixed charges but not deducted in the determination of income before minority interests. Fixed charges consist of interest expense, amortization of debt expense, such portion of rental expense deemed to be representative of the interest factor and the pretax earnings required to cover the increase in redemption value of certain stock of a subsidiary held by minority stockholders. For the year ended February 28, 1999 and 1998, earnings were inadequate to cover fixed charges by approximately $37.6 million and $8.5 million, respectively.
(g) Total long-term debt includes term debt, excluding any current portion.
(h) Total debt includes the current and non-current portions of term debt and revolving credit facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in this 10-K Annual Report.

INTRODUCTION

     The Company is an international producer of inorganic and organic chemicals operating in three principal business segments: Nitrogen Products ("Nitrogen"), Electrochemical Products -- North America ("Electrochemicals -- N.A.") and Electrochemical Products -- Europe ("Electrochemicals -- Europe"). Nitrogen products are manufactured in five plants located in the United States, and are sold into domestic fertilizer, blasting and industrial markets.
Electrochemicals -- N.A. products consist of chlorine and caustic soda (chlor-alkali products) and fluorocarbons, which are manufactured in a single plant in Louisiana. Electrochemicals -- Europe manufactures chlor-alkali products and derivatives in two European facilities located in France and Germany. For a more detailed description of the Company's business, see Item 1, "Business".

     The year ended February 28, 1999 was a challenging year for the Company. The Company benefited from the strong performance of its European electrochemical operations, acquired in the second half of fiscal 1998. However, domestic prices for the Company's nitrogen and chlor-alkali products were at trough levels for most of the year, resulting in a loss from continuing operations of $13.6 million compared to income from operations of $5.3 million in fiscal 1998.

     In the second half of fiscal 1999, the Company began a series of strategic initiatives designed to strengthen the Company's financial condition, focus resources on core businesses, and position the Company for future growth and profitability. In November, the Company announced a plan to sell its Aluminas chemical business. The sale was completed in two stages -- the first was the sale of a joint venture that markets alumina hydrate for $9.5 million, which was completed on February 26, 1999. The remaining assets, including the principal manufacturing facility in Baton Rouge, Louisiana, were sold on June 3, 1999 for approximately $30 million plus working capital.

     In January 1999, the Company announced a corporate restructuring that involved decentralizing certain corporate functions and reducing the workforce in the Atlanta corporate office by approximately 33%. Management expects the restructuring to result in a more cost effective and responsive organization.

     Largely as a result of the negative impact of market pricing on its financial performance, the Company was not in compliance with certain covenants included in its senior credit facility at November 30, 1998 and February 28, 1999. In April 1999, the Company's bank group approved an amendment that modified certain financial covenant ratios and established a borrowing base for the availability of funds. Management believes that the modified credit facility will provide the liquidity and support it needs to meet its obligations and to execute its strategic plan.

     The fiscal year ended February 29, 2000 will continue to present challenges to the Company. Domestic market prices are expected to remain at depressed levels for most of the year. Consequently, the Company expects continuing domestic operating losses during fiscal 2000. The electrochemical market in Europe is forecasted to remain relatively stable in the coming year. In April 1999, the Company announced plans to acquire the remaining 50% of ChlorAlp, which will strengthen the Company's European market position. The Company will continue to focus internally on cost controls and efficient operations in order to take full advantage of price recoveries when they do occur.

RESULTS FROM CONTINUING OPERATIONS

     The Company incurred losses from continuing operations before extraordinary charges of $33.0 million for the year ended February 28, 1999, compared to losses of $6.0 million for the year ended February 28, 1998 and income of $1.6 million for the year ended February 28, 1997. The increase in 1999 losses was primarily the result of near historic low prices for the Company's principal North American products; unrealized losses on certain gas contracts of $4.3; accrual of expected settlement costs associated with two lawsuits of $3.5 million; increased pension costs from early retirement programs of $1.9 million; and net corporate restructuring costs of $.5 million. Operating losses from North American operations were partially offset by income from the Company's European electrochemical operations, acquired in the second half of fiscal 1998.

     The loss from continuing operations before extraordinary charges for the fiscal year ended February 28, 1998 was primarily the result of lower prices in U.S. chlor-alkali and ammonia markets compared to fiscal 1997. The Company also incurred additional interest expense as a result of additional debt incurred for acquisitions and capital investments.

                                                                FISCAL YEAR ENDED FEBRUARY 28,
                                    ---------------------------------------------------------------------------------------
                                               1999                          1998                          1997
                                    ---------------------------   ---------------------------   ---------------------------
                                                  PERCENT OF                    PERCENT OF                    PERCENT OF
                                     AMOUNT         TOTAL          AMOUNT         TOTAL          AMOUNT         TOTAL
                                    --------   ----------------   --------   ----------------   --------   ----------------
NET SALES:
Nitrogen products.................  $188,775         48.5%        $234,884         68.6%        $242,408         71.5%
Electrochemical products -- North
  America.........................    68,475         17.6           87,482         25.5           96,636         28.5
Electrochemical
  products -- Europe..............   132,292         33.9           20,204          5.9               --           --
                                    --------        -----         --------        -----         --------        -----
         Total....................  $389,542        100.0%        $342,570        100.0%        $339,044        100.0%
                                    ========        =====         ========        =====         ========        =====
(LOSS) INCOME FROM OPERATIONS:
Nitrogen products.................  $   (366)        (2.6)%       $ 11,303        213.5%        $ 11,710         80.6%
Electrochemical products -- North
  America.........................    (8,981)       (65.8)             202          3.8            8,562         58.9
Electrochemical
  products -- Europe..............     3,424         25.1           (1,383)       (26.1)              --           --
Corporate.........................    (7,716)       (56.7)          (4,829)       (91.2)          (5,738)       (39.5)
                                    --------        -----         --------        -----         --------        -----
         Total....................  $(13,639)       100.0%        $  5,293        100.0%        $ 14,534        100.0%
                                    ========        =====         ========        =====         ========        =====
EBITDA:
Nitrogen products.................  $ 17,075         51.7%        $ 26,783         87.7%        $ 26,446         75.6%
Electrochemical products -- North
  America.........................     1,454          4.3            7,125         23.3           14,269         40.8
Electrochemical
  products -- Europe..............    21,949         66.4            1,610          5.3               --           --
Corporate.........................    (7,408)       (22.4)          (4,978)       (16.3)          (5,738)       (16.4)
                                    --------        -----         --------        -----         --------        -----
         Total....................  $ 33,070        100.0%        $ 30,540        100.0%        $ 34,977        100.0%
                                    ========        =====         ========        =====         ========        =====

NET SALES

     The Company generated net sales of $389.5 million for the year ended February 28, 1999, compared with net sales of $342.6 and $339.0 million in 1998 and 1997, respectively. The increase during the current year was primarily due to the inclusion of a full year of sales from the Frankfurt facility, acquired in the fourth quarter of fiscal 1998. This increase was partially offset by lower pricing in domestic chlor-alkali and ammonia markets compared to 1998 and 1997, as well as the disposition of certain nitrogen warehouse operations during fiscal 1999.

     Nitrogen products' net sales in fiscal 1999 decreased $46.1 million (19.6%) compared to the prior year. Nitrogen net sales are sensitive to ammonia pricing, which impacts direct ammonia sales and derivative products. Ammonia prices averaged $116 per ton in 1999 compared to $156 per ton in 1998 and $194 per ton in 1997. Lower prices resulted in a $23.1 million reduction in net sales. In addition, the Company sold one of its four warehouse operations, and contributed a second to a joint venture during fiscal 1999, which resulted in lower volume and reduced net sales by $19.9 million.

     Nitrogen sales for the year ended February 28, 1998 decreased 3.1% from the preceding year as a result of lower ammonia prices and lower volumes caused by unexpected outages at the Crystal City and Geneva facilities. These declines were partially offset by higher sales volumes in the Company's warehouse operations and higher prices for blasting grade ammonium nitrate.

     Electrochemicals -- N.A.'s net sales for the year ended February 28, 1999 decreased $19.0 million (21.7%) compared to fiscal 1998. The decrease was primarily due to lower ECU pricing, which averaged $276 per ECU ton in fiscal 1999 compared to $318 and $343 per ECU ton in fiscal 1998 and 1997, respectively. ECU prices dropped from approximately $365 per ton at the beginning of fiscal 1999 to approximately $195 per ton in February 1999. Industry forecasts indicate that prices will remain at depressed levels through most of fiscal 2000, with some improvement near year end.

     In fiscal 1998, Electrochemicals -- N.A.'s sales decreased 9.5% compared to fiscal 1997 mainly as a result of lower ECU pricing and lower fluorocarbon pricing and volume as a result of the federally mandated phase out of certain CFC products.

     Electrochemical products -- Europe sales consist of activity from the Company's Frankfurt facility, which was acquired in December 1997. This facility produces chlorine, most of which the Company further processes into chlorinated methane and related derivative products. Caustic soda produced during the production of chlorine is sold to the merchant market at prevailing market prices.

COSTS AND EXPENSES

     The Company's costs and expenses increased to $403.2 million for the year ended February 28, 1999 compared to $337.2 million in 1998 and $324.5 million in 1997. The increase was mainly attributable to the acquisition of the Frankfurt facility in December 1997, offset by a decrease in costs due to lower volumes in Nitrogen and cost improvements across all business lines.

     In Nitrogen, costs and expenses decreased from $223.6 million in 1998 to $189.1 million in fiscal 1999 due to lower volumes resulting from the divestiture of most of its warehouse business. In addition, Nitrogen purchases approximately 30% of its ammonia requirements from third parties, and lower ammonia prices compared to prior years also had a favorable impact on costs. Selling, general and administrative expenses included a $2.5 million charge related to the settlement of an ongoing civil suit (see discussion in the section entitled "Environmental and Legal Actions" below). Fiscal 1998 costs and expenses for Nitrogen decreased from fiscal 1997 as a result of lower ammonia and natural gas prices, as well as labor and maintenance cost reductions associated with cost saving initiatives.

     Fiscal 1999 Electrochemicals -- N.A. costs and expenses decreased due to lower volumes as a result of scheduled plant maintenance and lower energy costs from fiscal 1998. Cost and expenses of Electrochemicals-N.A. in fiscal 1998 did not change significantly from fiscal 1997. Decreased profitability was primarily a result of lower prices.

     Selling, general, and administrative costs for fiscal 1999 were $45.4 compared to $49.7 and 48.4 million in 1998 and 1997, respectively. Cost savings initiatives in 1999 more than offset additional costs incurred as a result of including the Frankfurt facility for the entire year, which added approximately $9 million in selling, general and administrative costs.

OTHER ITEMS AFFECTING NET LOSS

     Interest and amortization of debt expense. Interest and amortization of debt expense increased to $20.3 million in fiscal 1999 from $14.5 million in 1998 and $12.2 million in 1997. The current year increase was due to higher average debt balances incurred to fund acquisitions, capital investments and current year operating losses. Amortization of debt issue costs associated with the 1998 bond offering and bank credit facility also increased interest costs. The increase from 1997 to 1998 was primarily due to debt incurred to fund acquisitions in the fourth quarter of fiscal 1998.

     Income (loss) from equity investments. The Company has equity investments in ChlorAlp, an ammonia plant in Louisiana, and two nitrogen warehouses. The Company had income from equity investments of $2.6 million for the year ended February 28, 1999 compared to a loss in fiscal 1998 of $.6 million. The increase was primarily due to operating income reported from ChlorAlp compared to a loss in fiscal 1998 as a result of cost reduction programs and improved market conditions. Joint venture activity was minimal for the year ended February 28, 1997.

     Other income, net. The Company reported net other income of $1.2 million for the year ended February 28, 1999 compared to net other income of $.1 million and $.4 million for the years ended February 28, 1998 and 1997, respectively. Other income, net in fiscal 1999 included gains on the sale of two Nitrogen warehouses of $2.0 million, foreign exchange translation gains of $1.0 and insurance recoveries of $.8 million. These gains were offset by unrealized losses on cross currency interest rate swaps of $1.7 million and a write-off of unamortized debt issuance costs of $1.0 million.

     Benefit (provision) for income taxes. Increased losses from continuing operations before income taxes resulted in a benefit (provision) for income taxes for fiscal year 1999 of $(2.8) million, including a charge for a $15.0 million valuation allowance, compared to a benefit of $3.8 million in fiscal 1998 and a provision for income taxes of $1.1 million in fiscal 1997. As a result of the uncertainty as to when benefits arising from the fiscal 1999 loss will be realized, and based on generally accepted accounting principles for recognition of tax benefits associated with operating loss carryforwards, at February 28, 1999, the Company recorded valuation allowances against the tax benefit from the domestic net operating loss carryforwards and AMT credit carryforward of $8.3 and $6.1, respectively. The effective tax rates related to continuing operations were (9.2%), 38.7% and 39.5% for fiscal years 1999, 1998 and 1997, respectively.

     Extraordinary charge. For fiscal year 1998, net loss included an extraordinary loss of $12.3 million (net of income tax benefit of $7.7 million) as a result of the early extinguishment of the Company's senior indebtedness including certain call and prepayment premiums.

     Discontinued operations. As more fully described in the section entitled strategic transactions below, the Company sold its entire Aluminas operations in two transactions. The Company has accounted for the financial results of this business segment as a discontinued operation, and accordingly, has recorded a loss on the sale of $5.7 million, net of income taxes of $3.6 million as of February 28, 1999. The Company received net proceeds from the sale of $39.5 million and retained most of the working capital. As of February 28, 1999, the net book value of assets sold was $52.3 million.

     Below is a summary of operating results for Aluminas for the years ended February 28, 1999, 1998 and 1997:

                                                            FISCAL YEAR ENDED FEBRUARY 28,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Net sales.................................................  $30,365    $38,444    $40,241
Operating loss............................................   (4,957)      (115)    (3,897)
EBITDA....................................................    4,486      7,285      4,122

EBITDA

     EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, EBITDA includes the Company's 50% share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

     EBITDA from continuing operations for the years ended February 28, 1999, 1998 and 1997 was $33.1 million, $30.5 million and $35.0 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $9.7 million was due primarily to lower agricultural prices caused by global increases in ammonia production capacity. These decreases were somewhat offset partially by improved margins primarily due to decreased ammonia raw material and natural gas costs. EBITDA for Electrochemical Products -- North America decreased $5.7 million (79.6%) primarily as a result of lower ECU prices for chlor-alkali products. EBITDA for the Electrochemical Products -- Europe increased in fiscal 1999 mainly because of the inclusion of both the Frankfurt facility's and ChlorAlp's operating results for the entire year in fiscal 1999. The European chlor-alkali markets have not seen the price erosion that has been prevalent in the U.S. during fiscal 1999, and as a result, operating profits remain strong in this segment. EBITDA was lower in 1998 than in 1997 due mainly to lower ECU pricing in the U.S. chlor-alkali markets.

STRATEGIC TRANSACTIONS

     The Company periodically implements strategic actions that it believes affords it the opportunity to allocate resources to businesses that will enhance profitability and growth. Significant strategic transactions during fiscal 1999 and fiscal 1998 are described below.

     Dispositions. In November 1998, the Company announced a plan to sell its Alumina Chemicals business segment as part of a strategic realignment aimed to focus the Company's resources on its core commodity chemicals businesses, rather than on specialty chemicals such as aluminas. On February 26, 1999 the Company sold its 50% interest in a joint venture that manufactures alumina hydrate for $9.5 million. The remaining assets were sold on June 3, 1999 for $30 million plus working capital. The Company recorded a net loss after tax of $5.7 million related to these sales for the year ended February 28, 1999.

     Acquisitions. On December 31, 1997, the Company purchased certain chlor-alkali and chlorinated methane manufacturing facilities located near Frankfurt, Germany for a purchase price of $20.4 million. These facilities produce chlorine, caustic soda, sodium hypochloride, calcium chloride, methyl chloride, methylene chloride/chloroform and hydrochloric acid.

     In October 1997, the Company purchased a 50% interest in ChlorAlp, a joint venture with Rhodia, for approximately $35.5 million. The joint venture manufactures chlorine and caustic soda for sale to the plastics industry and merchant markets. The investment also includes an interest in a power generation facility that provides electricity to the manufacturing operation. In April 1999, the Company announced that it would commence with the acquisition of the remaining 50% interest in accordance with the terms of the original joint venture agreement. The Company expects this transaction to be completed in the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. For the year ended February 28, 1999, continuing operations provided cash of $7.5 million compared with $36.4 million and $23.2 million for the years ended February 28, 1998 and 1997, respectively. The decrease in net cash from operations in fiscal 1999 was primarily the result of operating losses incurred in the current year and the timing of working capital requirements as compared to the prior year. In fiscal 1998, the increase in net cash provided by operating activities compared with fiscal 1997, was primarily the result of net decreases in working capital requirements, including a change in the timing of interest payments on subordinated debt. For the year ended February 28, 1997, net cash provided by operations decreased as a result of lower net income caused by a reduction in ECU prices and higher natural gas costs as compared to the prior year.

     Investing Activities. Cash used by investing activities related to continuing operations was $44.0 million for fiscal 1999 compared to $84.8 million in 1998 and $36.6 million in 1997. Capital expenditures increased to $44.2 million in 1999 compared to $33.4 million and $32.6 million in 1998 and 1997, respectively. As described above in "Strategic Transactions", cash of $35.5 million was invested in ChlorAlp and $17.6 million was used to purchase the Frankfurt facility in fiscal 1998. Other asset sales provided cash of $4.0 million in fiscal 1999 compared to a minimal amount in fiscal 1998 and $3.7 million in fiscal 1997.

     Major capital expenditures during fiscal 1999 included a powerhouse project and new brine supply line at the Gramercy facility, plant upgrades at the Nitrogen division's Cherokee plant, and additional expenditures for the Company's ongoing software implementation project. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future completion of projects mentioned above.

     Cash provided by disposition transactions and used for other investing activities of discontinued operations of $3.5 million includes proceeds of $9.5 million on the sale of a joint venture interest held by

Aluminas (see section entitled "Strategic Transactions" above), net of capital expenditures and plant turnarounds of approximately $6.0 million.

     Financing Activities. During fiscal 1999, cash provided by operations was not sufficient to fund capital investment and scheduled repayments of long-term debt. Liquidity was provided by the Company's revolving credit facilities, which had outstanding borrowings of $55.4 million as of February 28, 1999 compared with $22.0 million as of February 28, 1998. During the year the Company made payments under long-term debt agreements of $8.6 million, including an accelerated fine payment of $1.2 million to the Department of Justice. The Company also repurchased 8,344 shares of redeemable common stock for $2.3 million.

     During fiscal 1998, the Company raised approximately $170.0 million in cash from a subordinated bond offering, net of financing costs, and $35.0 million from a term loan under a bank credit facility. Proceeds were used to refinance existing subordinated notes, repay borrowings under an existing credit facility, and to fund the Company's investments in ChlorAlp and the Frankfurt facility. The Company also made its final payment on certain indebtedness to USX (the "USX Notes").

     In fiscal 1997, the Company had net borrowings of $32.9 million under a bank credit facility. The Company repaid $11.7 million of long-term debt, including pre-payments of $5.2 million and scheduled payments of $5.0 million on the USX Notes. Activity for the year also included payments of $11.2 million to repurchase common stock of the Company.

     The Company paid cash dividends to its common stockholders of $1.2, $1.1, and $.9 million in the fiscal years ended February 28, 1999, 1998 and 1997, respectively. However, there are presently no plans to pay dividends until the Company returns to an appropriate level of profitability.

     On February 28, 1999 the Company was not in compliance with certain financial covenants contained in its bank credit facility. As a result, the Company sought and was granted a modification of the credit facility, effective February 28, 1999. Under the terms of the amended and restated agreement, certain financial ratios were modified and the amount of funds that may be borrowed under the facility was reduced from $125 million to $110 million, not to exceed an amount based on trade receivables, inventory, and certain plant and equipment. The modification also places restrictions on payments of dividends, repurchases of common stock, capital expenditures, and acquisitions and divestitures. In addition, because earnings during the period were not sufficient to meet certain fixed charge ratios, limitations on borrowings and investments are also in effect under the Company's senior subordinated notes.

     Management has evaluated the Company's cash needs for the year ended February 29, 2000, giving consideration to operating losses sustained in the past two years and restrictions on the use of its credit facilities as described above. Based on that evaluation, management believes that funds available under its revolving credit facility, together with funds expected to be generated from operations and sales of discontinued operations will be sufficient to fund planned capital expenditures, strategic transactions, and otherwise meet its cash obligations in the upcoming fiscal year. In addition, management believes that the Company's operating results will be adequate to allow the Company to comply with the modified terms of its credit agreement. However, there is no guarantee that the Company will be able to achieve expected results if market conditions are worse than expected. In such case, the Company may be required to secure additional sources of capital, though there can be no assurances that the Company will be able to secure additional capital on acceptable terms.

RISK MANAGEMENT

     The Company utilizes certain financial instruments in connection with its risk management.

     Natural gas is the primary raw material used for the production of ammonia in the Nitrogen Products segment and electricity in the Electrochemical Products segments. The Company purchases its natural gas pursuant to market based contracts with natural gas producers. The Company has a natural gas hedging program designed to reduce the Company's exposure to natural gas price volatility. To protect against the risk of increasing prices, the Company, at its option, periodically fixes its cost under these contracts in accordance with the pricing mechanisms included in the contracts. The Company also at times utilizes option spread agreements ("collars") to establish a range of cost on a portion of its natural gas requirements. Fixed price purchase commitments pursuant to the contracts aggregated $7.0 million and $6.8 million as of February 28, 1999 and 1998.

     In connection with its acquisition of ChlorAlp in fiscal 1998, the Company indirectly obtained a joint venture interest in a power generation facility, which uses natural gas to generate power for the manufacturing operation. Prices for natural gas used in the facility are based on European fuel and gas oil prices. In fiscal 1999, the Company, through a wholly owned European subsidiary, entered into a spread oil swap agreement ("SOS agreement") for the purpose of reducing its exposure to fluctuations in its natural gas prices. The contract covers three years and is for a notional amount of 2,430,000 barrels. A portion of the contract settles every six months in an amount determined on a monthly basis, which is based on a defined spread between certain forward fuel and gas oil prices multiplied by the notional quantity settled. As of February 28, 1999, the market value of the SOS agreement was a $2.3 million unrealized loss as determined by prevailing market prices.

     The Company also participates in two cross currency interest rate swaps, one in French francs and the other in German marks. These swaps were entered in order to take advantage of lower European interest rates, and to hedge the Company's net investment in foreign currency assets. Under these contracts, the Company remits quarterly interest payments to its exchange partners in the designated foreign currency and, in exchange, receives quarterly interest payments from its exchange partners in U.S. dollars at agreed upon rates.

ENVIRONMENTAL AND LEGAL MATTERS

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. As of February 28, 1999, the Company had recorded $3.1 million in liabilities associated with expected environmental obligations. A significant portion of the recorded liabilities is attributable to a soil and groundwater contamination incident at the Company's Gramercy facility in fiscal year 1990. Remediation at such facility is being conducted in accordance with a work plan approved by the Louisiana Department of Environmental Quality. Future expenditures for the Gramercy facility are anticipated to be approximately $1.9 million and are anticipated to be paid over the next several years. In addition, the Company has recorded liabilities attributable to the Greensboro, North Carolina fertilizer plant contamination for remedial costs, including the cost of soil redemption and off-site disposal of waste material and building debris. See "Legal Proceedings."

     Generally, under the asset purchase agreements for most of the Company's operations, the former owners retained some liability under certain circumstances for environmental matters that existed prior to the dates of the respective transactions. In connection with the Company's sale of certain of the businesses it originally bought from USX in 1986, the Company retains some degree of liability for environmental matters that existed prior to the date of sale. See "Environmental Proceedings" under Item 3. Legal Proceedings.

     Capital expenditures made to address environmental matters were approximately $.9, $3.9 million and $7.8 million in fiscal years 1999, 1998 and 1997, respectively. Included in fiscal year 1997 expenditures is approximately $5.9 million related to certain emissions abatement equipment at the Cherokee facility that allows the Company to operate a nitric acid plant at a substantially higher capacity than in recent years without exceeding limitations on certain emissions.

     On June 27, 1996, Marathon Oil Company and Marathon Pipe Line Company (together, "Marathon") initiated litigation against the Company and another defendant in connection with a 1996 petroleum release near the Company's Gramercy facility, and in connection therewith a class action lawsuit and one other lawsuit were filed against the Company and Marathon. Marathon's lawsuit against the company was settled for $2 million in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. The Company has coverage for, and continues to defend itself against, the two remaining claims. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1.5 million. The Company's allocated portion of the settlement is $375,000, although, as stated above, the Company has insurance coverage for this amount. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, believes that the case can be settled for a nominal amount. See "-- Environmental Proceedings."

     In December 1997, the Company was named as a defendant in three civil antitrust actions (two of which were the same suit filed in separate jurisdictions, one of which was subsequently dismissed). These actions were brought predominantly by various mining concerns, alleging that the Company violated federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's previously disclosed plea agreement with the United States Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company filed answers denying liability in such civil actions. The Company has reached an agreement in principle with the plaintiff to settle all claims against the Company. Under the terms of that settlement, which will be reflected in a definitive settlement agreement, the Company will make an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million.

     In January 1997, the owner of the land over which the brine pipelines serving the Company's Gramercy, Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. In January 1999, the Company completed construction of a new pipeline which is now in service. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility. See "Legal Proceedings."

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the instrument and the resulting designation. SFAS 133 must adopted for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact on the financial position or results of operation from adoption of this standard.

YEAR 2000 COMPLIANCE

     The Company's Year 2000 project, which began in mid-1998, is a continuing review and evaluation of business systems and process controls for the purpose of identifying ways in which these systems and the Company could be adversely affected by incorrectly processing date information on and after January 1, 2000 ("Year 2000"). The Company is conducting its review and evaluation in four main areas: Business Systems, Manufacturing Controllers and Processors, Third Party Compliance, and Hardware. The process includes assessing the impact of the calendar change to Year 2000 on all systems used by the Company and the associated upgrade costs, upgrading systems that are not Year 2000 ready, and testing and monitoring systems for Year 2000 readiness. A summary of the Company's progress in each of these areas follows.

     Business Systems. The implementation of a new enterprise-wide financial and operational computer system during the past two years, completed in November 1998, has effectively eliminated exposure to any negative impact that Year 2000 may have had on the Company's ability to produce reliable information needed to run its business. The software has been certified Year 2000 compliant by the supplier, and critical components of the business system have been tested. ChlorAlp, is also installing the same system, and expects to have completed its implementation by July 1, 1999. These systems are critical for, among other things, purchasing activities and payment, order processing and billing, production management and inventory, payroll, and financial reporting.

     Manufacturing Controllers and Processors. Certain of the Company's manufacturing processes are dependent upon microprocessors and controllers, and related software, to regulate and monitor the production of its principal products. The Company has completed its assessment of these items, and did not discover any instances where non-compliance would result in a disruption of operations. The majority of instances of noncompliance involved certain monitoring and data gathering functions. Replacements and upgrades of non-compliant hardware and software are approximately 50% complete and are expected to be finalized by July 1999. Testing for critical components will be conducted during regularly scheduled plant shutdowns, and is expected to be completed by September 1999.

     Third Party. The Company has sent surveys to all significant vendors inquiring about their Year 2000 readiness, and has received responses from approximately 78%. Additional follow up procedures are planned for the first half of 1999 to follow up on critical raw material and utility suppliers to verify their compliance and to develop contingency plans if necessary. The Company has not yet surveyed its key customers, but plans to begin this assessment in mid 1999.

     Hardware. Hardware includes the Company's computers, laptops, terminals, and communications hardware such as routers and switches. In the course of replacing its main business systems, the Company has upgraded much of its hardware with systems that are Year 2000 compliant. The Company has completed its assessment of the remaining hardware and has substantially completed necessary upgrades. Testing and replacement of any remaining non-compliant hardware are expected to be completed by June 1999.

     Contingency Planning. The Company is currently assessing external sources of risk and developing contingency plans through commercially reasonable efforts.

     Through February 28, 1999, costs of approximately $.3 million have been incurred in identifying and correcting Year 2000 problems. The Company currently estimates that the total cost of making its systems Year 2000 compliant will not exceed $.6 million.

     Based on the Company's efforts as described above, management believes that it has identified and corrected all internal systems that could have had a material adverse effect on the Company. Management also believes that it has identified all significant external sources of risk, and is currently preparing contingency plans to minimize any potential negative impact of such risks. However, because certain of these risks are outside of the control of the Company, there can be no assurance that the Company will be able to successfully remedy problems that are discovered, and accordingly, there can be no assurance that such non-compliance will not have a material adverse effect on the Company's financial position and results of operation.

SEASONALITY

     Demand for the Company's fertilizer products is seasonal. Such seasonality of demand requires the Company to build its inventory in anticipation of periods of peak demand and may adversely affect the Company's cash flow. The Company typically realizes higher prices and margins for fertilizer during the spring and, to a lesser extent, the fall planting seasons. Demand for the Company's fertilizer is primarily dependent on United States agricultural conditions, which can be volatile as a result of a number of factors, the most important of which are weather patterns and conditions, current and projected grain stocks and prices, and the governmental agricultural policy. In addition, the Company periodically performs extended major maintenance on its manufacturing facilities that results in periods of reduced production at such facilities. Due to fertilizer seasonality, the timing of major maintenance activities and other factors, interim results of operations may not be indicative of the results expected for the full fiscal year.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements and information contained in this Annual Report on Form 10-K, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under "Business" in Item 1 and under "Legal Proceedings" in Item 3, are forward-looking statements regarding Management's current plans, objectives, and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (a) statements made concerning strategic plans for growth, (b) statements made regarding future cash flows, compliance with debt covenants, and the availability of funds to meet obligations and fund investments, (c) statements made regarding price expectations in the Company's principal markets, and (d) statements made regarding the outcome and impact on the Company's business, financial condition, or results of operation of the Year 2000 issue and pending litigation and other claims, disputes and legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including chlor-alkali, ammonia, and natural gas), changes in domestic and international market conditions, changes in competitive positions, government regulation, changes in labor relations, the outcome of pending litigation and other claims, changes in general economic conditions and other factors not enumerated herein that are impossible to predict at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates, foreign currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. At February 28, 1999, the Company held derivative instruments intended to hedge market risk exposure in each of the areas noted.

     The Company generally manages its risk associated with interest rate movements through a combination of variable and fixed rate debt and three cross-currency interest rate swap agreements. The fair value of the variable rate debt approximated the notional value, and the average interest rate for fiscal 1999 was 7.5%. The fixed rate debt totaled $175,242 with a fair value of approximately $104,165 and a weighted-average interest rate of 9.5%. See Note 7 to the Consolidated Financial Statements on page F-11. One of the cross-currency interest rate swap contracts is a French franc ("FRF") agreement ("FRF contract") maturing in fiscal 2003 which has a notional amount of $60,000 (FRF
372.4 million). The interest rate swap is based on the Company paying PIBOR plus an agreed-upon spread (total rate of 3.81% at February 28, 1999) and receiving LIBOR (5.25% at February 28, 1999). The two remaining cross-currency interest rate swap agreements are German mark ("DEM") contracts ("DEM Contracts") each maturing through 2004 and with original notional amounts of $25,000 (DEM 45 million). Principal notional value exchanges of $2,500 (DEM 4.5 million) are due each fiscal year through the fiscal 2003 with the balance of $13,125 (DEM 23.6 million) due in fiscal 2004. The DEM interest swap is based on the Company paying a fixed interest rate of 4.68% and receiving

LIBOR (5.25% at February 28, 1999). The interest benefit or expense is recognized as a component of current interest expense. See Note 13 to the Consolidated Financial Statements on page F-21.

     The cross-currency interest rate swaps also provide a measure of protection against the impact of fluctuations in the foreign currency exchange rates on the Company's net investment in foreign currency denominated assets. The implicit contract rate of currency exchange in the FRF contract is 6.2 and in the DEM contract is 1.8. The fair value of the FRF contract was ($2,871) and of the combined DEM contacts was ($2,302) at fiscal 1999 year-end. Gains or losses related to the portion of these agreements designated as hedges of the Company's net foreign investment in accordance with generally accepted accounting principles are included as a component of the accumulated comprehensive loss in stockholder's (deficit) equity or as an offset to changes in values of advances denominated in foreign currencies.

     The Company relies upon the supply of natural gas in its production process and has entered into fixed price purchase contracts, collars, swap agreements and other contracts to manage the commodity based market risk exposure. All of the natural gas contacts mature during fiscal 2000. Following is a summary of key contract terms of each the natural gas derivative instruments (in thousands):

                                                            CONTRACT VOLUME   CONTRACT PRICE
                                                            ---------------   --------------
                                                             (in MMBTU's)      (per MMBTU)
Fixed price purchase contracts............................      24,255         $      1.95
Collars...................................................       5,002         $1.76/$2.01
Put options...............................................      44,940         $      2.10

     Additionally, the Company participates in a spread oil swap agreement to provide protection against other energy-based commodity price market exposures. Gains or losses on the commodity based derivative contracts are recognized as a component of the related transaction.

     See the Risk Management section of Management's Discussion and Analysis at page 22 in this item and Note 13 to the Consolidated Financial Statements on page F-21 for further discussion regarding these instruments.

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

NAME                                         AGE                    POSITION
----                                         ---                    --------
W. Walter LaRoche, III.....................  47    Chairman of the Board
Victoria E. LaRoche........................  40    Vice Chairman of the Board
Harold W. Ingalls..........................  51    Chief Executive Officer
Gerald B. Curran...........................  51    Vice President and Chief Financial Officer
                                                   Vice President, General Counsel and
Robert P. Wolf.............................  55    Secretary
Vincent R. Gurzo...........................  50    Vice President
William G. Osborne, Ph.D...................  58    Vice President
David A. Lillback..........................  51    Vice President
Paul L. M. Beckwith, Ph.D. ................  41    Director (resigned effective May 4, 1999)
John R. Hall...............................  66    Director
Johnnie Lou LaRoche........................  70    Director
Louanne C. LaRoche.........................  43    Director
C. L. Wagner, Jr...........................  54    Director
George R. Wislar...........................  66    Director
Robert L. Yohe.............................  63    Director

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

     Harold W. Ingalls. Chief Executive Officer. Mr. Ingalls joined the Company as Vice President and Chief Financial Officer in July 1996 and was elected to Chief Executive Officer in October 1998. Prior to joining the Company, Mr. Ingalls served for approximately one year as the Vice President and Chief Financial Officer of OHM Corporation Atlanta, an affiliate of WMX Technologies, Inc., an environmental remediation company ("WMX"). Prior to 1995, Mr. Ingalls served as the Chief Financial Officer, Treasurer and Vice President of two subsidiaries of WMX and served other subsidiaries of WMX for over thirteen years in various strategic and managerial capacities.

     Gerald B. Curran. Vice President and Chief Financial Officer. Mr. Curran joined the Company as Vice President and Chief Financial Officer in October 1998 after having served in a financial management consulting role from July 1998 through October 1998. Prior to joining the Company, Mr. Curran worked with Waste Management Inc. where he held senior financial and management positions for over ten years.

     Robert P. Wolf. Vice President, General Counsel and Secretary. Mr. Wolf joined the Company as Vice President, General Counsel and Secretary in November 1998. Prior to joining the Company, Mr. Wolf served as Senior Vice President and General Counsel with Alumax Inc. from March 1997 through July 1998 and Vice President and General Counsel from October 1989.

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

     William G. Osborne, Ph.D. Vice President. Dr. Osborne has been the managing director of ChlorAlp since its formation in October 1997. Prior to that, Dr. Osborne had been responsible for the Company's merger and acquisition activity from May 1996 until October 1997 including negotiation of the Company's European acquisitions. Prior to that, Dr. Osborne was responsible for the Company's purchasing and distribution functions from March 1994 until May 1996. Dr. Osborne was Vice President of Corporate Operations and Vice President and General Manager, Performance Materials for LCI from April 1992 through March 1994, and was Vice President and General Manager -- Specialty Alumina Chemicals for LCI from July 1988 through April 1992. He also held a number of positions with Kaiser from 1969 through LCI's acquisition of Kaiser in 1988. From 1966 to 1969, Dr. Osborne was a Research Engineer with E.I. du Pont de Nemours and Co.

     David A. Lillback. Vice President. Mr. Lillback was named Vice President in charge of the Company's chlor-alkali business in March 1998 and Vice President of the Company's North American operations in January 1999. Prior to these appointments, Mr. Lillback has been employed with the Company in various management capacities since 1988, including Plant Manager at the Company's Baton Rouge facility, Director of Strategic Organizational Planning and Director of Human Resources. Prior to his employment with the Company, Mr. Lillback served in various capacities with Kaiser Aluminum & Chemical Corporation from 1980 though 1988.

     Paul L. M. Beckwith, Ph.D. Director. Dr. Beckwith was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Dr. Beckwith became a Managing Director of Chase Securities Inc. in May 1997, where he is the Group Executive of the Global Chemicals Group. Prior to May 1997, Dr. Beckwith was a Managing Director of The Chase Manhattan Bank, where he had been employed since 1982. Effective May 4, 1999, Dr. Beckwith tendered his resignation from the Board of Directors.

     John R. Hall. Director. Mr. Hall was elected to the Board of Directors of the Company in September 1996. Most recently, Mr. Hall was employed by Ashland, Inc. as Chairman of the Board and Chief Executive Officer. Mr. Hall served as Ashland Inc.'s Chairman of the Board and Chief Executive Officer from 1981 through 1997. He is a member of the Board of Directors of Banc One Corporation, the Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company and UCAR International Inc. He is a member of the American Petroleum Institute Board of Directors and Public Policy Committee and the National Petroleum Counsel. Mr. Hall is past Chairman of the National Petroleum Refiners Association.

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

     Louanne C. LaRoche. Director. Ms. LaRoche was elected as a Director of LHI in August 1993 and has been a Director of the Company since the Consolidation. As well as being an artist, she was owner and director of the Red Piano Art Gallery in Hilton Head, South Carolina since 1979.

     C.L. Wagner, Jr. Director. Mr. Wagner was elected as a Director of LCI in 1988 and has been a Director of the Company since the Consolidation. Mr. Wagner has been a partner in the law firm of Hunton &

Williams since 1988. Prior to that time, Mr. Wagner was a partner with the law firm of Hansell & Post in Atlanta, Georgia. Hunton & Williams has regularly acted as counsel to LHI, LCI and the Company. Mr. Wagner is also a member of the Board of Directors of Lummus Corporation, a textile equipment manufacturer, and Alimenta (United States), Inc., an international food processor and distributor.

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

     Robert L. Yohe. Director. Mr. Yohe has been a Director of the Company since November 1996. Mr. Yohe retired as Vice Chairman of Olin Corporation in 1994, after 11 years of service. He served in many leadership capacities at Olin Corporation including President of the Chemicals Group from 1985 to 1993 and Vice President of Mergers and Acquisitions from 1983 to 1985. Prior to joining Olin Corporation, Mr. Yohe worked in executive management for Uniroyal, and Occidental Petroleum's Hooker Chemical Division. Mr. Yohe is a member of the Board of Directors of Airgas, Inc., Calgon Carbon Corporation, Marsulex Inc. and The Middleby Corporation. He is also a Trustee of Lafayette College.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides the compensation earned for fiscal years 1999, 1998 and 1997 by the Company's Chief Executive Officer and its four other most highly compensated executive officers serving at fiscal year-end ("Named Executive Officers") as well as compensation earned by one other individual for whom disclosure would have been provided except that he was not serving as an executive officer at February 28, 1999.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                      --------------------------------------------
                                                                    OTHER ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY         BONUS       COMPENSATION(1)   COMPENSATION(2)(3)(4)
---------------------------    ----   ----------    -----------    ---------------   ---------------------
Harold W. Ingalls........      1999   $  310,368    $    15,736(7)          --              $ 2,013
  Chief Executive Officer      1998      200,353             --             --                   --
                               1997      126,089(5)     376,456(8)    $274,104                   --
W. Walter LaRoche, III         1999      264,952             --             --                2,542
  Chairman of the              1998      252,247             --             --                  950
     Board                     1997      244,270         59,968             --                1,055
William G. Osborne.......      1999      153,033         60,115(9)          --               16,638
  Vice President               1998      141,570         73,111(9)          --               51,192
                               1997      128,071          5,836             --               64,691
David W. Lillback........      1999      136,680         78,678(7)      25,203               69,235
  Vice President
Gerald B. Curran.........      1999      126,960(6)          --         42,845                  667
  Chief Financial Officer
Grant O. Reed (11).......      1999      167,368             --             --                  417
  President and Chief          1998      341,131             --             --                  496
     Executive Officer         1997      331,683        241,704(10)     101,550                  --

---------------

 (1) Amounts shown reflect the tax gross-up amounts paid by the Company in connection with the bonuses awarded to Mr. Ingalls and Mr. Reed pursuant to the Company's Management Stock Purchase Plan. Also see footnotes (7), (8),
     (9), and (10) below and "Management Stock Purchase Plan."
 (2) Amounts shown for fiscal year 1999 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $2,013, $2,542, $1,638, $1,613, $667 and $417 on behalf of Mr. Ingalls,

     Mr. LaRoche, Mr. Osborne, Mr. Lillback, Mr. Curran and Mr. Reed, respectively, (ii) a relocation expense and resettlement allowance of $67,621 paid to Mr. Lillback resulting from his move between the United States and Germany, (iii) foreign service allowance of $15,000 paid to Mr. Osborne and (iv) expatriate taxes of $7,984 paid to Mr. Osborne, also resulting from his move to France.
 (3) Amounts shown for fiscal year 1998 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $416, $950 and $496 on behalf of Mr. Osborne, Mr. LaRoche and Mr. Reed, respectively (ii) relocation expense and resettlement allowance of $50,776 paid to Mr. Osborne resulting from his move to France and (iii) expatriate taxes of $7,984 paid to Mr. Osborne, also resulting from his move to France.
 (4) Amounts shown for fiscal year 1997 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $1,055 and $377 on behalf of Mr. LaRoche and Mr. Osborne, respectively and (ii) relocation expenses of $64,314 paid to Mr. Osborne related to his move to Atlanta.
 (5) Amount shown reflects compensation for the approximately seven months of Mr. Ingalls' employment in fiscal year 1997.
 (6) Amount shown reflects direct and consulting compensation for approximately six months of Mr. Curran's employment in fiscal 1999.
 (7) Amount shown reflects a special nonrecurring bonus granted by the Company in fiscal 1999.
 (8) Amount shown reflects a profit sharing bonus of $75,000 and a $301,456 signing bonus to purchase shares in accordance with the Company's Management Stock Purchase Plan.
 (9) Amount shown reflects a relocation bonus paid to Mr. Osborne resulting from his move to France.
(10) Amount shown reflects (i) a profit sharing bonus of $59,968 and (ii) a $181,736 bonus granted by the Company in fiscal year 1997 in accordance with the Company's Management Stock Purchase Plan (as defined).
(11) Mr. Reed was not serving as an executive officer at February 28, 1999.

PENSION AND INCENTIVE PLANS

     The Company maintains seven 401(k) savings plans ("401(k) plans"), one of which is for salaried employees not subject to a collective bargaining agreement and six of which are for employees subject to collective bargaining agreements. Under each 401(k) plan, participating employees can make pre-tax deferrals. During fiscal 1999, the 401(k) plans with provisions for Company matching contributions covering salaried employees were amended to provide for immediate eligibility and vesting of the non-discretionary Company matching contribution. Where the 401(k) plan has no matching feature, the Company does not contribute any of its own funds to the plan. Under certain of the 401(k) plans, participating employees are able to make after-tax contributions. All of the 401(k) plans are designed to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and exempt from tax under Code
Section 501(a).

     The Company also maintains one qualified defined benefit Employee Pension Benefits Plan, with separate rules for salaried employees (the "Salaried Pension Plan Rules") and hourly employees (the "Hourly Pension Plan Rules"). Under the pension plan normal retirement age is 65, though Participants may retire as early as age 55 with 10 years of continuous service and receive a reduced benefit. The benefit is reduced five percent for each year or fraction thereof that retirement precedes age 65. Effective January 1, 1999, the Salaried Pension Plan benefit calculation formula was amended to an average monthly earnings basis multiplied by the years of service multiplied by a factor of 1.2%. Prior to January 1, 1999, under the Salaried Pension Plan Rules, benefits were based on the Final Earnings Benefit Formula and the Career Earnings Benefit Formula (each defined therein). The Final Earnings Benefit Formula is the average of the best five consecutive of the last 10 years of base monthly salary multiplied by a factor obtained by multiplying the first 30 years of service by 1.1% and the years of service over 30 by 1.2%. The monthly Career Earnings Benefit Formula is 1% of the total career compensation, including bonus, multiplied by 130% and divided by 12. Under the Hourly Pension Plan Rules, the benefits are based on a calculation of a specified hourly rate multiplied by years of credited service. In addition, a non-qualified defined benefit Supplemental Employee Retirement Plan is provided to recognize compensation in excess of the IRS limits under the qualified plan.

     The estimated annual benefits payable upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr.
LaRoche -- $60,289; Mr. Ingalls -- $0; Mr. Osborne -- $36,942; Mr.
Lillback -- $26,761; Mr. Curran -- $0 and Mr. Reed -- $61,411.

     The Company has recently instituted certain executive and other key employee benefit plans intended to provide incentives to those employees most responsible for the Company's success. The 1997 Stock Option Plan provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The 1998 Management Stock-Based Incentive Plan enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the appreciation benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted operational results and individual goals. All such plans are to be administrated by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to be made and the various restrictions applicable to such awards. In April 1999, the Compensation Committee approved the implementation of a revised Profit Sharing Plan ("Revised Plan"). The Revised Plan uses an established EBITDA goal as a benchmark for Company performance coupled with individual achievement.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1999, the Company's compensation committee consisted of
C. L. Wagner, Jr. (Chairman), Paul L.M. Beckwith, Ph.D., George R. Wislar, Robert L. Yohe and John R. Hall. During fiscal year 1999, Hunton & Williams, of which C. L. Wagner is partner, provided various types of legal services to the Company for which the Company was billed approximately $.3 million. Dr. Beckwith is the Managing Director of Chase Securities Inc.

EMPLOYMENT CONTRACTS

     In June 1993, LHI entered into an employment and non-competition agreement (the "Employment Agreement") with Mr. Reed who, at that time, was the President and Chief Operating Officer of LHI. Although the term of the Employment Agreement expired on July 18, 1996, Mr. Reed's employment continued on substantially the same terms through August 1998, at which time Mr. Reed tendered his resignation. Following that date, Mr. Reed continued to receive his salary and benefits pursuant to his severance agreement with the Company. At February 28, 1999, the Company had accrued approximately $233,000 for additional payments and benefits due under that agreement.

MANAGEMENT STOCK PURCHASE PLAN

     In August 1994, the Company adopted a Management Stock Purchase Plan (the "1994 Purchase Plan"), pursuant to which certain executive officers and management employees of the Company (the "Eligible Employees") are, at the discretion of the Board, eligible to purchase shares of the Company's common stock at the then current fair market value of such shares as determined by appraisal. Such Eligible Employees are also eligible to receive bonuses in the form of cash, a portion of which must be applied to the purchase of shares of the Company's common stock (the "Purchased Shares"). Certain bonuses were granted to certain of the Eligible Employees at the time of the Consolidation to purchase additional shares (the "Bonus Shares"). See "Security Ownership of Certain Beneficial Owners and Management" for information concerning the aggregate share ownership of the Company's Named Executive Officers and directors. At the time of the Consolidation certain of the Eligible Employees acquired shares of the Company's common stock with the proceeds from the repurchase by LCI of their shares of LCI capital stock. See "Executive Compensation -- Summary Compensation Table."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the ownership of the Company's common stock as of May 27, 1999 by directors, Named Executive Officers, persons known by the Company to own more than 5% of the common stock and all executive officers and directors of the Company as a group.

                                                                  AGGREGATE
                                                               NUMBER OF SHARES    PERCENTAGE
                  NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     OWNED
                  ------------------------                    ------------------   ----------
Johnnie Lou LaRoche(1)......................................       297,500            69.2%
W. Walter LaRoche, III(1)...................................        42,500             9.9
Victoria E. LaRoche(1)......................................        42,500             9.9
Louanne C. LaRoche(1).......................................        42,500             9.9
Harold W. Ingalls...........................................         1,506               *
Paul L. M. Beckwith, Ph.D...................................           800               *
George R. Wislar............................................           550               *
C. L. Wagner, Jr............................................           400               *
Robert L. Yohe..............................................           300               *
John R. Hall................................................           200               *
David A. Lillback...........................................           279               *
Directors and executive officers as a group (15) Persons....       429,633             100%

---------------

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

     On June 30, 1997, the Company entered into a Consulting Agreement with Johnnie Lou LaRoche, a Director of the Company, pursuant to which Mrs. LaRoche will provide various consulting services to the Company in exchange for a consultant fee of $438,612 per year. The Consulting Agreement has an initial term of one year expiring June 30, 1998, and is automatically renewed for successive one year periods, until terminated by either party upon 30 days notice after May 31, 1998. During fiscal 1999, the payments under this contract were suspended indefinitely pending improved financial performance of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
(1)  Financial Statements
     Report of Independent Auditors..............................   F-1
     Consolidated Balance Sheets.................................   F-2
     Consolidated Statements of Operations and Comprehensive
     (Loss) Income...............................................   F-3
     Consolidated Statements of Stockholders' (Deficit) Equity...   F-4
     Consolidated Statements of Cash Flows.......................   F-5
     Notes to Consolidated Financial Statements..................   F-6
(2)  Financial Statement Schedules
     Schedule II Valuation and Qualifying Accounts...............   S-1

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

    (3) Exhibits

     The following exhibits are filed as part of this Report:

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
-------                          ----------------------
 3.1     --   Certificate of Incorporation of the Company, together with amendments thereto(1).
 3.2     --   Bylaws of the Company(1).
 4.1     --   Indenture, dated as of August 17, 1994, between NationsBank of Georgia, National Association, as Trustee, and the
              Company(4).
 4.2     --   Form of Note (included in Exhibit 4.1)(4).
 4.3     --   Indenture, dated as of September 23, 1997, by and between
              the Company and State Street Bank and Trust Company, as
              Trustee(10).
 4.4     --   Form of Note (included in Exhibit 4.3)(10).
10.4     --   Shareholders Agreement (and amendment thereto), dated August
              1, 1997, by and among the Company, LII Europe S.A.R.L.,
              Rhone-Poulenc Chimie S.A. and Rhone L S.A.S.(10).
10.5     --   Put and Call Agreement (and amendment thereto), dated August
              1, 1997, by and among the Company, LII Europe S.A.R.L.,
              Rhone-Poulenc Chimie S.A. and Rhone L S.A.S.(10).
10.6++   --   Agreement for Purchase and Supply of Electricity, Steam and
              Other Products, dated October 17, 1997, by and among
              ChlorAlp S.A.S., CEVCO G.I.E., and Rhone-Poulenc Chimie
              S.A.(10).
10.7++   --   Supply and Purchase Agreement (Chlorine), dated October 17,
              1997, by and between Rhone-Poulenc Chimie and ChlorAlp
              S.A.S.(10).
10.8     --   Chlorine Side Letter, dated October 17, 1997, by and among
              ChlorAlp S.A.S., Rhone-Poulenc Chimie and the Company(10).
10.9++   --   Supply and Purchase Agreement (Caustic Soda), dated October
              17, 1997, by and between Rhone-Poulenc Chimie and ChlorAlp
              S.A.S.(10).
10.10++  --   Supply and Purchase Agreement (Hydrochloric Acid), dated
              October 17, 1997, by and between Rhone-Poulenc Chimie and
              ChlorAlp S.A.S.(10).

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
-------                          ----------------------
10.11++  --   Supply and Purchase Agreement (Hydrogene), dated October 17,
              1997, by and between Rhone-Poulenc Chimie and ChlorAlp
              S.A.S.(10).
10.12++  --   Supply and Purchase Agreement (Sulfuric Acid), dated October
              17, 1997, by and between Rhone-Poulenc Chimie and ChlorAlp
              S.A.S.(10).
10.13++  --   Supply and Purchase Agreement (Sodium Hypochlorite), dated
              October 17, 1997, by and between Rhone-Poulenc Agro Chimie and ChlorAlp S.A.S.(10).
10.14++  --   Supply and Purchase Agreement (Gaseous Chlorine-Caustic
              Soda), dated October 17, 1997, by and between Rhone-Poulenc
              Agro Chimie and ChlorAlp S.A.S.(10).
10.21    --   Credit Agreement, dated as of August 26, 1997, among the
              Company, the Lenders party hereto and the Chase Manhattan
              Bank, as Administrative Agent(9).
10.22    --   First Amendment to Credit Agreement, dated as of August 26,
              1997, among the Company, the Lenders party hereto and the
              Chase Manhattan Bank, as Administrative Agent(10).
10.23+   --   Consulting Agreement, dated as of June 30, 1997, between the
              Company and Johnnie Lou LaRoche(9).
10.24+   --   LaRoche Chemicals Inc. 1989 Key Management Stock
              Appreciation Bonus Plan(1).
10.25+   --   LaRoche Holdings Inc. Supplemental Employee Retirement
              Plan(1).
10.26+   --   LaRoche Executive Management Health Program(1).
10.27+   --   Management Stock Purchase Plan and forms of related
              agreements with executive officers(3).
10.28+   --   LaRoche Industries Inc. 1995 Board of Directors Stock
              Purchase Plan and form of agreement(5).
10.29    --   Hydrate Partnership Agreement, dated as of January 1, 1993, between Kaiser and LCI(1).
10.30    --   Amended and Restated Hydrate Sales Agreement, dated as of
              May 27, 1997 and effective as of August 1, 1995, between
              Kaiser and the Hydrate Partnership(8).
10.31    --   Powerhouse Operating Agreement, dated as of July 26, 1988, between Kaiser and LCI, as amended January 8, 1994(1).
10.32    --   Powerhouse Lease, dated as of July 26, 1988, between Kaiser and LCI(1).
10.35    --   Salt Agreement, dated as of May 3, 1957, between Texaco and
              Kaiser, as amended May 15, 1968(1).
10.36    --   Supply Agreement, dated as of April 1994, between
              AlliedSignal Inc. and LCI (portions redacted pursuant to a confidentiality request)(1).
10.37    --   Joint Venture Agreement, dated as of July 26, 1994, between
              Cytec Ammonia, Inc. and LaRoche Fortier Inc.(2).
10.38    --   Waiver and Amendment No. 2 to Credit Agreement, dated as of
              August 26, 1997, among the Company, the Lenders party
              thereto and the Chase Manhattan Bank, as Administrative
              Agent(10).
10.39+   --   Form of 1997 Stock Option Plan(10).
10.40+   --   Form of Management Stock-Based Incentive Plan(10).
10.41+   --   Form of Annual Incentive Plan(10).
10.42*   --   Amended and Restated Credit Agreement amending the Credit
              Agreement, dated as of August 26, 1997, among the Company, the Lenders party thereto and The Chase Manhattan Bank, as administrative agent.
12*      --   Statement regarding Computation of Ratios of Earnings to
              Fixed Charges.

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
-------                          ----------------------
21*      --   Subsidiaries of the Registrant.
27*      --   Financial Data Schedule (for SEC use only).

---------------

   * Filed herewith.
   + Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
  ++ Portions of these documents have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.
 (1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
 (2) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
 (3) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1997 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1997 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1998 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     (1) Current Report on Form 8-K. None filed in the fourth quarter of fiscal 1999.

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

                                          LAROCHE INDUSTRIES INC.

                                          By:     /s/ GERALD B. CURRAN
                                            ------------------------------------
                                                      Gerald B. Curran
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 29, 1999.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ HAROLD W. INGALLS                    President, Chief Executive Officer and
-----------------------------------------------------      Director
                  Harold W. Ingalls

                /s/ GERALD B. CURRAN                     Vice President and Chief Financial Officer
-----------------------------------------------------
                  Gerald B. Curran

             /s/ W. WALTER LAROCHE, III                  Chairman of the Board
-----------------------------------------------------
               W. Walter LaRoche, III

               /s/ VICTORIA E. LAROCHE                   Vice Chairman of the Board
-----------------------------------------------------
                 Victoria E. LaRoche

                  /s/ JOHN R. HALL                       Director
-----------------------------------------------------
                    John R. Hall

               /s/ JOHNNIE LOU LAROCHE                   Director
-----------------------------------------------------
                 Johnnie Lou LaRoche

               /s/ LOUANNE C. LAROCHE                    Director
-----------------------------------------------------
                 Louanne C. LaRoche

                /s/ C. L. WAGNER, JR.                    Director
-----------------------------------------------------
                  C. L. Wagner, Jr.

                /s/ GEORGE R. WISLAR                     Director
-----------------------------------------------------
                  George R. Wislar

                 /s/ ROBERT L. YOHE                      Director
-----------------------------------------------------
                   Robert L. Yohe

                            LAROCHE INDUSTRIES INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended February 28, 1999, 1998 and 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations and Comprehensive
  (Loss) Income.............................................  F-3
Consolidated Statements of Stockholders' (Deficit) Equity...  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
LaRoche Industries Inc.

     We have audited the accompanying consolidated balance sheets of LaRoche Industries Inc. as of February 28, 1999 and 1998, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaRoche Industries Inc. at February 28, 1999 and 1998, and the consolidated results of its operations and comprehensive (loss) income and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Atlanta, Georgia
May 18, 1999
Except for Note 9, which is as of June 3, 1999

                            LAROCHE INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  FEBRUARY 28,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   5,380   $ 12,884
  Receivables (Notes 7 and 13):
     Trade, net of allowances of $499 and $527 in 1999 and
      1998, respectively....................................     54,527     46,386
     Refundable income taxes................................      5,037     11,495
     Other..................................................      3,196      2,961
  Inventories (Notes 2, 4 and 7)............................     22,105     27,613
  Net assets of discontinued operations (Notes 3 and 9).....     27,080     42,758
  Other current assets......................................      3,468      1,162
                                                              ---------   --------
          Total current assets..............................    120,793    145,259
Investments in and advances to affiliates (Note 5)..........     48,082     46,577
Property, plant and equipment, at cost (Notes 2 and 6)......    310,092    274,900
  Less accumulated depreciation.............................   (106,497)   (89,521)
                                                              ---------   --------
Net property, plant and equipment...........................    203,595    185,379
Other assets................................................     17,307     17,933
                                                              ---------   --------
          Total assets......................................  $ 389,777   $395,148
                                                              =========   ========
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Revolving credit facility (Note 7)........................  $  55,388   $ 22,000
  Accounts payable..........................................     48,166     51,101
  Accrued compensation......................................      5,039      8,503
  Other accrued liabilities.................................     34,864     15,457
  Current portion of long-term debt (Note 7)................      4,375      7,657
                                                              ---------   --------
          Total current liabilities.........................    147,832    104,718
Long-term debt (Note 7).....................................    202,221    207,418
Deferred income taxes (Note 11).............................      4,044     10,025
Other noncurrent liabilities (Note 8).......................     45,757     37,834
Commitments and contingencies (Note 10).....................
Redeemable common stock (Note 12)...........................        528      3,505
Stockholders' (deficit) equity:
  10% cumulative, voting preferred stock, $.01 par value,
     200 shares authorized, no shares outstanding...........         --         --
  Common stock, $.01 par value, 1,200 shares authorized, 425
     non-redeemable shares issued...........................          4          4
  Capital in excess of par value............................        630        630
  Retained (deficit) earnings...............................    (10,491)    31,225
  Accumulated other comprehensive loss......................       (748)      (211)
                                                              ---------   --------
          Total stockholders' (deficit) equity..............    (10,605)    31,648
                                                              ---------   --------
          Total liabilities and stockholders' (deficit)
           equity...........................................  $ 389,777   $395,148
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                            LAROCHE INDUSTRIES INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                                 YEARS ENDED FEBRUARY 28,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $389,542   $342,570   $339,044
Cost of sales...............................................   357,750    287,535    276,134
                                                              --------   --------   --------
Gross profit................................................    31,792     55,035     62,910
Selling, general and administrative expenses................    45,431     49,742     48,376
                                                              --------   --------   --------
(Loss) income from continuing operations....................   (13,639)     5,293     14,534
Interest and amortization of debt expense...................   (20,314)   (14,539)   (12,249)
Income (loss) from equity investments (Note 5)..............     2,614       (619)        31
Other income, net...........................................     1,150        141        397
                                                              --------   --------   --------
(Loss) income from continuing operations before income taxes
  and extraordinary charge..................................   (30,189)    (9,724)     2,713
(Provision) benefit for income taxes (Note 11)..............    (2,779)     3,762     (1,072)
                                                              --------   --------   --------
(Loss) income from continuing operations before
  extraordinary charge......................................   (32,968)    (5,962)     1,641
Discontinued operations (Notes 3 and 9):
  (Loss) income from operations of Alumina Chemical
     Division, net of tax benefit (provision) of $1,227,
     ($109) and $655, respectively..........................    (1,899)       163       (982)
  (Loss) on disposal of Alumina Chemical Division including
     operating losses during phase-out period of $493 and
     loss on disposal of assets of $8,804, net of taxes of
     $3,646.................................................    (5,651)        --         --
                                                              --------   --------   --------
(Loss) income before extraordinary charge...................   (40,518)    (5,799)       659
Extraordinary charge from debt extinguishment in 1998, net
  of $7,740 tax benefit.....................................        --    (12,290)        --
                                                              --------   --------   --------
Net (loss) income...........................................  $(40,518)  $(18,089)  $    659
                                                              --------   --------   --------
Other comprehensive (loss), before tax:
  Foreign currency translation adjustments..................      (400)      (150)        --
  Minimum pension liability adjustments.....................      (496)        26       (211)
                                                              --------   --------   --------
Other comprehensive (loss) before tax.......................      (896)      (124)      (211)
Income tax benefit related to items of other comprehensive
  loss......................................................       359         50         74
                                                              --------   --------   --------
Other comprehensive loss....................................      (537)       (74)      (137)
                                                              --------   --------   --------
Comprehensive (loss) income.................................  $(41,055)  $(18,163)  $    522
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                            LAROCHE INDUSTRIES INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                ACCUMULATED
                                                      CAPITAL IN   RETAINED        OTHER
                                             COMMON   EXCESS OF    (DEFICIT)   COMPREHENSIVE
                                             STOCK    PAR VALUE    EARNINGS        LOSS         TOTAL
                                             ------   ----------   ---------   -------------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at February 29, 1996...............    $4        $630      $ 50,662        $  --       $ 51,296
  Net income...............................    --          --           659           --            659
  Dividends paid, $2.50 per share..........    --          --          (912)          --           (912)
  Pension adjustments......................    --          --            --         (137)          (137)
                                               --        ----      --------        -----       --------
Balance at February 28, 1997...............     4         630        50,409         (137)        50,906
  Net loss.................................    --          --       (18,089)                    (18,089)
  Dividends paid, $2.50 per share..........    --          --        (1,095)                     (1,095)
  Foreign currency translation
     adjustments...........................    --          --            --          (90)           (90)
  Pension adjustments......................    --          --            --           16             16
                                               --        ----      --------        -----       --------
Balance at February 28, 1998...............     4         630        31,225         (211)        31,648
  Net loss.................................    --          --       (40,518)                    (40,518)
  Dividends paid, $2.75 per share..........    --          --        (1,198)                     (1,198)
  Foreign currency translation
     adjustments...........................    --          --            --         (240)          (240)
  Pension adjustments......................    --          --            --         (297)          (297)
                                               --        ----      --------        -----       --------
Balance at February 28, 1999...............    $4        $630      $(10,491)       $(748)      $(10,605)
                                               ==        ====      ========        =====       ========

   The accompanying notes are an integral part of these financial statements.

                            LAROCHE INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED FEBRUARY 28,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income...........................................  $(40,518)  $(18,089)  $    659
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Depreciation and amortization..........................    27,796     19,594     20,785
     Deferred income taxes..................................    (5,981)    (4,737)     6,667
     Equity income, net of distributions....................    (2,637)       707        792
     Net (gain) loss on disposal of assets..................       (29)     1,573       (349)
     Loss (income) from discontinued operations and loss on
       disposal.............................................     7,550       (163)       982
     Extraordinary charge from debt extinguishment..........        --     12,290         --
     Changes in operating assets and liabilities (excluding
       acquisitions):
          Receivables.......................................    (1,918)   (10,670)     2,187
          Inventories.......................................     5,508      9,511       (399)
          Other assets......................................    (2,414)      (285)    (2,880)
          Accounts payable..................................    (2,935)    18,408     (1,778)
          Accrued liabilities...............................    15,927      7,323     (5,313)
          Noncurrent liabilities and other..................     7,154        979      1,834
                                                              --------   --------   --------
Net cash provided by continuing operating activities........     7,503     36,441     23,187
                                                              --------   --------   --------
Net cash provided by operating activities of discontinued
  operations................................................     4,653      7,048      2,145
                                                              --------   --------   --------
INVESTING ACTIVITIES
Capital expenditures........................................   (44,191)   (33,362)   (32,657)
Acquisition of businesses...................................        --    (17,622)        --
Investments in and advances to affiliates...................      (127)   (35,031)    (2,631)
Plant turnarounds...........................................    (3,723)    (1,179)    (5,038)
Proceeds from sale of facilities............................     4,051         36      3,708
                                                              --------   --------   --------
Net cash used by investing activities of continuing
  operations................................................   (43,990)   (84,800)   (36,618)
                                                              --------   --------   --------
Net cash provided by disposition and (used for) other
  investing activities of discontinued operation............     3,485     (6,885)    (3,127)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Net proceeds (repayments) under revolving credit facility...    33,378    (15,605)    32,850
Proceeds from issuance of long-term debt....................        --    209,216         --
Repayments of long-term debt................................    (8,558)  (102,949)   (11,654)
Premium payments on the early extinguishment of debt and
  costs of refinancing......................................        --    (29,489)        --
Sales of common stock with redemption features..............       128        326      3,187
Purchases of common stock with redemption features..........    (2,336)      (750)   (11,158)
Dividends paid..............................................    (1,198)    (1,095)      (912)
                                                              --------   --------   --------
Net cash provided by financing activities...................    21,414     59,654     12,313
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................      (569)       261         --
Net (decrease) increase in cash.............................    (7,504)    11,719     (2,100)
Cash at beginning of year...................................    12,884      1,165      3,265
                                                              --------   --------   --------
Cash at end of year.........................................  $  5,380   $ 12,884   $  1,165
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                            LAROCHE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     LaRoche Industries Inc. ("LII") is engaged in the manufacture, distribution and sale of agricultural and industrial nitrogen products, bulk fertilizer materials and electrochemical products in the United States and Europe. These consolidated financial statements include the accounts of LaRoche Industries Inc. and all majority-owned subsidiaries. Investments in 50%-or-less owned entities are accounted for by the equity method. All significant inter-company transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

REVENUE RECOGNITION AND TRADE RECEIVABLES

     The Company generally recognizes revenue upon shipment to customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Terms on trade receivables are granted in accordance with industry practice.

INVENTORIES

     Inventories are valued at the lower of cost or market. At February 28, 1999 and 1998, the cost of approximately 15.6% and 8.5%, respectively, of total inventories was determined using the last-in, first-out ("LIFO") method. Costs for other inventories are determined on a first-in, first-out ("FIFO") or average cost basis.

TURNAROUND COSTS

     Costs related to the periodic, scheduled major maintenance of continuous process production facilities ("turnaround costs") are capitalized when incurred and are amortized on a straight-line basis over the period until the next scheduled plant turnaround, generally ranging from one to three years. Amortization of turnaround expenditures used in continuing operations totaled $2,832, $3,240 and $3,530 for the fiscal years 1999, 1998 and 1997, respectively. Expenditures for routine repair and maintenance are charged to current operating expenses.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment, including amounts under capital leases (Note 10), are depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives as follows:

Buildings and improvements.................................  20 to 35 years
Machinery and equipment....................................   5 to 15 years

     Depreciation expense from continuing operations totaled approximately $22,772, $14,814 and $13,758 for fiscal years ended February 28, 1999, 1998 and
1997, respectively. Capitalized costs of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company

                            LAROCHE INDUSTRIES INC.

capitalized interest costs of $516, $1,089 and $860 on eligible projects during fiscal 1999, 1998 and 1997, respectively.

OTHER ASSETS

     The Company amortizes its deferred debt issuance costs, goodwill, non-compete agreements and other assets using the straight-line method over lives ranging from two to twenty years. Accumulated amortization of other assets used in continuing operations totaled $5,678 and $4,108 for the fiscal years ended February 28, 1999 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign operations are generally translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are generally translated at average monthly exchange rates during the year. Resulting translation adjustments are reflected in accumulated comprehensive loss in stockholders' (deficit) equity.

DERIVATIVES

     The Company enters into financial instruments to reduce its exposure to foreign currency risk from its net investments in and expected cash flows from its foreign operations. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's net foreign investment are included as a component of the accumulated comprehensive loss in stockholders' (deficit) equity.

     The Company also buys call options and sells put options to effectively establish a range (or collar) of natural gas prices to hedge natural gas purchases against rising prices. In addition, the Company has entered into a spread oil swap agreement designed to hedge the Company's exposure to energy costs associated with its investment in a French chlor-alkali joint venture. Gains or losses on these contracts are recognized as a component of the related transaction. The contracts are entered into with financial counter-parties. The Company is exposed to risk of loss in the event of nonperformance by the counter-parties; however, the Company does not anticipate such nonperformance. See Note 13.

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

RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in connection with research and development of new technologies are charged to expense as incurred. Included in the accompanying consolidated statements of operations are approximately $426, $2,791 and $2,856 of research and development costs for the years ending February 28, 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

     Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

                            LAROCHE INDUSTRIES INC.

RECLASSIFICATIONS

     Certain amounts for the 1998 and 1997 fiscal years have been reclassified to conform to the 1999 presentation of discontinued operations. Other prior year amounts have been reclassified to conform to current year presentation.

NEW ACCOUNTING STANDARDS

     Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 -- Reporting Comprehensive Income, SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information and SFAS No. 132 -- Employers' Disclosure about Pensions and Other Postretirement Benefits. These standards increased the financial reporting disclosures, but had no impact on the Company's financial position or results of operations. Reclassifications have been made to the previously reported financial statements to conform with these financial reporting requirements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("the Statement" or "SFAS 133"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The Statement is required to be adopted in fiscal 2000. The Company has not yet determined the impact on the financial position or results of operation from adoption of this standard. In February 1998, Statement of Position ("SOP") 98-1 (Accounting for the Cost of Computer Software Developed or Obtained for Internal Use) was issued and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement in fiscal 1999 and the impact on the financial position and results of operations was insignificant.

STATEMENTS OF CASH FLOWS

     The Company considers all liquid investments with initial maturities of three months or less to be cash equivalents. Additional cash flow and non-cash investing and financing information follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
Supplemental disclosures of cash flow information:
          Cash paid (received) during the year for:
          Interest........................................  $21,920   $ 9,763   $15,192
          Income taxes, net of amounts refunded...........   (8,561)   (1,827)     (809)
Non-cash investing and financing activities:
     Capital leases for new equipment.....................       --       313        90
     Liabilities assumed in business acquisition..........       --     2,677        --

3. STRATEGIC TRANSACTIONS

     Dispositions. In June 1999, the Company reached an agreement to sell operating assets of the Alumina Chemicals business segment ("Aluminas") for approximately $39,500 plus working capital. In anticipation of such sale, at February 28, 1999, the Company recorded an after-tax loss on disposal of assets, including operating losses during the phase-out period, of $5,651. See footnote 9 for additional discussion of the discontinued operations reporting.

     Acquisitions. In October 1997, the Company acquired a 50% interest in ChlorAlp S.A.S. ("ChlorAlp"), a joint venture company with Rhodia S.A. ("Rhodia"). ChlorAlp owns and operates, among other things, a chlorine, caustic soda and bleach manufacturing and distribution facility in Pont-de-Claix, France. The acquisition was accounted for as a purchase; accordingly, the consolidated statement of operations

                            LAROCHE INDUSTRIES INC.

includes the Company's share of the results of operations of ChlorAlp since the effective date of the acquisition using the equity method of accounting. The total investment cost was approximately $35,500, including a French Franc loan to ChlorAlp of approximately $10,900. The Company's loan to ChlorAlp is a five-year loan at an interest rate of 6%, with a varying principal repayment structure. The Company is currently in negotiations to purchase the remaining 50% interest in ChlorAlp. The purchase price is approximately 170 million French Francs (approximately $28,000), subject to certain adjustments. Subject to terms of an agreement reached upon the Company's purchase of the initial investment in ChlorAlp, if the Company cannot or does not purchase the remaining 50% in ChlorAlp, Rhodia would have the right to require the Company to sell its 50% interest to Rhodia in one year for approximately 95 million French Francs (approximately $16,000), subject to certain adjustments. As a condition of their investment in ChlorAlp, the Company has agreed to reimburse Rhodia for the Company's proportionate share of any amounts that Rhodia may be ultimately required to pay under its pre-existing guarantee of certain steam turbine lease obligations. The Company's proportionate share under such arrangement is limited to a maximum of 172 million French Francs (approximately $29,000) over the original lease term, of which approximately four years remain.

     On December 31, 1997, the Company, purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "Frankfurt Facilities") located near Frankfurt, Germany from Celanese GmbH, a wholly-owned subsidiary of Hoechst AG for a total cost of approximately $20,445, including assumption of certain liabilities. The acquisition was accounted for as a purchase; accordingly, the consolidated statement of operations includes the results of the operations of the Frankfurt Facilities since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility. The total cost of the acquisition was allocated as follows:

Receivables.................................................  $ 2,677
Inventory...................................................    2,878
Plant, equipment and other..................................   20,444
Pension liability...........................................   (1,435)
Other liabilities assumed...................................   (4,119)
                                                              -------
                                                              $20,445
                                                              =======

     Restructuring. During the fourth quarter of fiscal 1999, the Company announced a restructuring of its corporate headquarters designed to decentralize certain corporate functions and reduce the workforce. A total of 34 employees were terminated as a result of this action. The Company recorded a restructuring charge of $2,054 for termination benefits, lease abandonment commitments and related costs, offset by a $1,399 curtailment gain on retirement benefits. As of February 28, 1999, 25 of the terminated employees had left the Company and $244 had been charged to the restructuring reserve. The remaining employees will leave the Company during fiscal 2000 and the associated costs will be substantially paid by September 1999.

4. INVENTORIES

     Components of inventory of continuing operations are as follows:

                                                               1999      1998
                                                              -------   -------
Finished goods and in-progress..............................  $ 7,695   $12,602
Inventory purchased for resale..............................    3,122     6,689
Raw materials...............................................    1,358       932
Supplies and catalysts......................................   10,470     7,796
                                                              -------   -------
                                                               22,645    28,019
Less LIFO reserve...........................................     (540)     (406)
                                                              -------   -------
                                                              $22,105   $27,613
                                                              =======   =======

                            LAROCHE INDUSTRIES INC.

5. EQUITY INVESTMENTS

     The Company is an equity investor in several joint ventures that it accounts for under the equity method of accounting. At February 28, 1999, the primary investees include ChlorAlp (50% owned, electrochemical products), Avondale Ammonia (50% owned, nitrogen products) and two nitrogen warehouses. At February 28, 1998, the investees included ChlorAlp, Avondale Ammonia and two interests held by Aluminas, Kaiser LaRoche Hydrate Partnership (45%) and CRILAR (50%), as well as smaller holdings.

     Excluding Avondale Ammonia, all income generated by the equity investees is distributed to the partners relative to their respective partnership interests. Avondale Ammonia generally does not generate income or loss because all production is transferred to the partners at Avondale Ammonia's cost. Each partner in Avondale provides their respective portions of natural gas.

     Summarized financial information since the date of investment by the Company for unconsolidated entities (excluding Avondale Ammonia) is as follows:

                                                               1999       1998     1997
                                                             --------   --------   ----
Summary of operations:
  Net sales................................................  $110,500   $ 37,209   $768
  Gross profit.............................................    23,085      4,301     87
  Net income (loss)........................................     6,002     (1,238)    62
  Company's equity in earnings (loss)......................     2,614       (619)    31
Summary of financial position:
  Current assets...........................................  $ 32,752   $ 27,440
  Noncurrent assets........................................    77,675     86,473
                                                             --------   --------
          Total............................................  $110,427   $113,913
                                                             ========   ========
Current liabilities........................................  $ 29,204   $ 26,210
                                                             ========   ========
Noncurrent liabilities.....................................  $ 25,824   $ 36,000
                                                             ========   ========

     Purchases from Avondale Ammonia were approximately $4,000, $8,400 and $8,800 for the years ended February 28, 1999, 1998 and 1997, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

     Components of the Company's property, plant and equipment used in continuing operations are as follows:

                                                                1999        1998
                                                              ---------   --------
Land and land improvements..................................  $   9,984   $ 13,001
Buildings...................................................     16,651     22,735
Machinery and equipment.....................................    266,991    205,088
Equipment under capital leases..............................      3,875      4,673
Construction in progress....................................     12,591     29,403
                                                              ---------   --------
Property, plant and equipment, at cost......................    310,092    274,900
Accumulated depreciation....................................   (106,497)   (89,521)
                                                              ---------   --------
Property, plant and equipment, net..........................  $ 203,595   $185,379
                                                              =========   ========

                            LAROCHE INDUSTRIES INC.

7. BORROWING ARRANGEMENTS

     The Company's borrowings include the following:

                                                                1999       1998
                                                              --------   --------
Revolving credit facilities.................................  $ 55,388   $ 22,000
                                                              ========   ========
Term debt:
  9 1/2% senior subordinated notes..........................  $174,327   $174,248
  13% senior subordinated notes.............................       915        915
  Term loan.................................................    31,354     34,271
  Other notes payable.......................................        --      5,641
                                                              --------   --------
          Total.............................................   206,596    215,075
Less current portion........................................    (4,375)    (7,657)
                                                              --------   --------
Long-term debt..............................................  $202,221   $207,418
                                                              ========   ========

     In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing, the Company issued $175.0 million principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes was applied to repurchase $99.1 million of the Company's 13% senior subordinated Notes due 2004 (the 13% Notes) and a portion was used to repay existing borrowings under the Company's previous credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment premiums and incurred other costs of $17.3 million and expensed unamortized issuance costs associated with the 13% Notes of $2.7 million. The total loss recognized as a result of this early extinguishment of debt amounted to $12.3 million (net of income tax benefit of $7.7 million) and is reflected in the Company's consolidated statement of operations and comprehensive (loss) income as an extraordinary charge in the fiscal 1998 results.

     The Notes require semi-annual interest only payments on March 15 and September 15 each year. Debt issuance costs are being amortized over the life of the Notes. The Notes are unsecured obligations of the Company and are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes indenture (the "Indenture"). The Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. The Indenture also imposes additional restrictions on borrowing if the Company does not maintain a minimum fixed charge coverage ratio for the preceding twelve month period. As of February 28, 1999, the Company had not achieved the minimum fixed charge coverage ratio, and accordingly, such limitations were in effect.

     In August 1997, the Company entered into a six year, $160.0 million senior secured credit facility ("Credit Facility"), which provided for a $35 million term loan ("Term Loan") and a $125 million revolving credit facility ("Revolving Credit Facility"). The Credit Facility includes financial covenants that require the Company to maintain certain debt to earnings and interest coverage ratios. At February 28, 1998, the Company was not in compliance with certain of these covenants, and received amendments and waivers with respect to such noncompliance. At February 28, 1999, the Company again was not in compliance with certain financial covenants, and the Credit Facility was amended and restated effective as of that date to bring the Company into compliance.

     The Credit Facility is secured by substantially all of the domestic assets of the Company and each of its domestic subsidiaries. Debt issuance costs are being amortized over the life of the Credit Facility. Prior to the February 28, 1999 amendment and restatement, interest was based on either the prime rate plus up to .75% or LIBOR plus up to 2.00%. Under the terms of the amended and restated Credit Agreement, interest rates were increased to the prime rate plus 1.75%, or LIBOR plus 3.00%. The Company also pays commitment fees, on a quarterly basis, up to 0.75% per annum of average unused balances. Concurrent with the February 1999

                            LAROCHE INDUSTRIES INC.

amendment, unamortized debt issuance costs of $1,010, proportionate to the effect of the revised terms on the Revolving Credit Facility, were written off.

     On October 17, 1997, the Company borrowed $35.0 million under the Term Loan to fund the ChlorAlp acquisition. Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the agreement. The borrowing rates at February 28, 1999 and 1998 were approximately 7.5% and 7.6%, respectively.

     Availability under the amended and restated Revolving Credit Facility is limited to $80 million until the earlier of (a) July 15, 1999, or (b) the Company's purchase of the remaining 50% of ChlorAlp (see Note 3). After that date, the amount available will be based on a percentage of domestic trade receivables, inventory and certain property plant and equipment, as defined not to exceed $90,000. At February 28, 1999, $48,500 was outstanding and an additional $31,500 was available without violating any covenants under the Revolving Credit Facility or the Notes Indenture. The weighted average borrowing rates at February 28, 1999 and 1998 were approximately 8.2% and 8.0%, respectively.

     The amended and restated Credit Facility imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders. The Company is also required to maintain certain leverage and interest coverage ratios. While the Company expects to remain in compliance with the covenants contained in the debt agreements, it is possible that the Company may not comply with such covenants in the future.

     The Company also has available for its German operations an unsecured revolving credit line providing for up to 17 million German marks (approximately $9,597) at an average borrowing rate of approximately 4% ("German Credit Facility"). As of February 28, 1999, the German Credit Facility had availability of approximately $2,709 with approximately $6,888 outstanding at fiscal 1999 year-end.

     Maturities of long-term debt in each fiscal year are as follows: $4,375 in 2000, $6,562 in 2001, $7,292 in 2002, $8,021 in 2003, $5,104 in 2004 and
$175,915 thereafter.

                            LAROCHE INDUSTRIES INC.

8. EMPLOYEE BENEFITS

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for employees. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of assets over the two-year period ending February 28, 1999 and a statement of the funded status as of February 28 for both years.

                                                                              OTHER POSTRETIREMENT
                                                             PENSIONS               BENEFITS
                                                        -------------------   ---------------------
                                                          1999       1998       1999        1998
                                                        --------   --------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of fiscal year........  $ 43,497   $ 38,096   $ 23,207    $ 20,865
  Service cost........................................     2,290      2,326        473         371
  Interest cost.......................................     2,920      2,648      1,305       1,529
  Amendments..........................................    (2,256)        --         --          --
  Net actuarial loss (gain)...........................    (2,903)       663     (3,403)      1,112
  Acquisitions........................................        --      1,205         --          --
  Curtailment (gains).................................    (1,019)        --     (4,243)         --
  Special termination benefit.........................     1,861         --         --          --
  Participant contributions...........................        --        224         --          --
  Benefits paid.......................................    (2,075)    (1,665)      (820)       (670)
                                                        --------   --------   --------    --------
Benefit obligation at end of fiscal year..............  $ 42,315   $ 43,497   $ 16,519    $ 23,207
                                                        ========   ========   ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of fiscal
  year................................................  $ 29,611   $ 24,188   $     --    $     --
  Actual return on plan assets........................     2,067      4,159         --          --
  Company contributions...............................     3,035      2,558        820         668
  Participant contributions...........................       244        224         --          --
  Settlements.........................................       (21)        --         --          --
  Benefits paid.......................................    (1,872)    (1,518)      (820)       (668)
                                                        --------   --------   --------    --------
Fair value of plan assets at end of fiscal year.......  $ 33,064   $ 29,611   $     --    $     --
                                                        ========   ========   ========    ========
RECONCILIATION OF FUNDED STATUS
Benefit obligation in excess of plan assets at end of
  fiscal year.........................................  $  9,279   $ 12,681   $ 16,519    $ 23,207
  Unrecognized actuarial gain/(loss)..................      (590)    (3,692)     7,544       4,890
  Unrecognized prior service cost.....................       873     (1,198)        --         203
                                                        --------   --------   --------    --------
  Accrued benefit liability at end of fiscal year.....  $  9,562   $  7,791   $ 24,063    $ 28,300
                                                        ========   ========   ========    ========

     The following table provides the amounts recognized in the statement of financial position as of February 28, 1999 and 1998:

                                                                              OTHER POSTRETIREMENT
                                                             PENSIONS               BENEFITS
                                                        -------------------   ---------------------
                                                          1999       1998       1999        1998
                                                        --------   --------   ---------   ---------
Accrued benefit cost..................................  $(10,095)  $ (8,055)  $(24,063)   $(28,300)
Intangible asset......................................       115        143         --          --
Accumulated other comprehensive income................       418        121         --          --
                                                        --------   --------   --------    --------
Net amount recognized.................................  $ (9,562)  $ (7,791)  $(24,063)   $(28,300)
                                                        ========   ========   ========    ========

                            LAROCHE INDUSTRIES INC.

     The components of periodic costs for the pension and other postretirement benefits were as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
PENSIONS:
  Service cost............................................  $ 2,290   $ 2,326   $ 2,229
  Interest cost...........................................    2,920     2,648     2,240
  Expected return on plan assets..........................   (2,546)   (4,159)   (2,575)
  Amortization of prior service cost......................      172     2,271     1,007
  Recognized net actuarial cost...........................       53        --        --
                                                            -------   -------   -------
  Net periodic benefit cost...............................  $ 2,889   $ 3,086   $ 2,901
  Net curtailment and special termination benefit costs...      842        --        --
                                                            -------   -------   -------
          Total pension benefit cost......................  $ 3,731   $ 3,086   $ 2,901
                                                            =======   =======   =======
OTHER POSTRETIREMENT BENEFITS:
  Service cost............................................  $   473   $   371   $   426
  Interest cost...........................................    1,305     1,529     1,707
  Expected return on plan assets..........................       --        --        --
  Amortization of prior service cost......................     (196)     (203)     (203)
  Recognized net actuarial cost...........................     (756)     (351)      (38)
                                                            -------   -------   -------
  Net periodic benefit cost...............................      826     1,346     1,892
  Net curtailment and special termination benefit costs...   (4,243)       --        --
                                                            -------   -------   -------
          Total other postretirement benefit cost.........  $(3,417)  $ 1,346   $ 1,892
                                                            =======   =======   =======

     Periodically, the Company has offered early retirement programs to certain of its salaried and hourly employees for which special termination benefits are recognized.

     The assumptions used in computing the preceding information are as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
PENSION:
Discount rate at end of fiscal year.........................  7.0%    7.0%    7.5%
Expected long-term rate of return on plan assets............  8.5%    8.5%    8.5%
Rates of increase in compensation levels....................  4.5%    5.5%    5.5%
OTHER POSTRETIREMENT BENEFITS:
Discount rate at end of fiscal year.........................  7.0%    7.0%    7.5%

     The rate of increase in per capita costs of covered health care benefits is assumed to be 7.4% in 1999, decreasing gradually to 5.0% by the year 2010. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on accumulated postretirement benefit obligation as
of February 28, 1999........................................   $2,068    $(2,147)
Effect on net periodic postretirement benefit cost in fiscal
  1999......................................................   $  251    $  (259)

     In addition to the pension and postretirement plans, the Company maintains defined contribution savings plans in which substantially all domestic employees are eligible to participate. The Company made contributions to these plans of approximately $211, $85 and $79 during fiscal 1999, 1998 and 1997, respectively.

                            LAROCHE INDUSTRIES INC.

9. DISCONTINUED OPERATIONS

     During November 1998, the Company adopted plans for the sale of Aluminas and accounted for the financial results, net assets and cash flow of the business unit as a discontinued operation. Accordingly, previously reported financial results for all periods have been restated to reflect the business as a discontinued operation.

     In connection with the decision to discontinue this business, the Company recognized a loss of $493 from operations during the phase-out period (December 1, 1998, through the effective date of the sale) and a loss on the disposal of assets of $8,804, which includes a curtailment gain from employee pension and postretirement plans of $3,863 and gain on the sale of one of the equity investments held by Aluminas of $6,500. At February 28, 1999, the Company had accrued approximately $19,167 for the expected loss on the remaining assets and included the amount in net assets of discontinued operation.

     Net sales from Aluminas were $30,365, $38,444 and $40,241 for fiscal 1999, 1998 and 1997, respectively. Operating losses from discontinued operations for the same fiscal periods totaled ($4,957), ($115) and ($3,897). Net interest expense allocated to discontinued operations on the basis of sales and assets was $2,126, $2,971 and $2,632 during fiscal 1999, 1998 and 1997, respectively.
Net interest of $764 was allocated after measurement date. The net assets of the discontinued operation at February 28, 1999 and 1998 were as follows:

                                                               1999      1998
                                                              -------   -------
Accounts receivable, net....................................  $10,240   $ 8,747
Inventory...................................................    7,983     8,786
                                                              -------   -------
          Total current assets..............................   18,223    17,533
                                                              -------   -------
Property, plant and equipment, net..........................   32,003    30,744
Investment in and advances to affiliates....................    1,775     3,851
Other assets................................................      356       896
                                                              -------   -------
          Total assets......................................  $52,357   $53,024
                                                              =======   =======
Accounts payable............................................  $ 4,980   $ 2,773
Accrued loss on sale........................................   19,167        --
Deferred tax liability......................................    1,130     7,493
                                                              -------   -------
          Total liabilities.................................  $25,277   $10,266
                                                              -------   -------
Net assets from discontinued operation......................  $27,080   $42,758
                                                              =======   =======

10. COMMITMENTS AND CONTINGENCIES

     The Company is subject to numerous federal, state and local environmental laws and regulations. The Company is currently involved in the assessment, removal and/or mitigation of chemical substances at various sites. Environmental expenditures which relate to an existing condition caused by past operations and which have no significant future economic benefit to the Company are expensed. Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigations, the uncertainty of specific remediation methods, changing environmental laws and interpretations and other matters. Such environmental costs are accrued at the time the expenditure becomes probable and the costs can be reasonably estimated. Costs are accrued based upon estimates determined by management and in some cases with the assistance of external consultants. At sites where a range of costs to be incurred is determined and no amount within the range is more likely than another, the lower amount of the range is recorded. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as

                            LAROCHE INDUSTRIES INC.

additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties.

     The Company owns a variety of sites that may or will likely require remediation. Under the provisions of the acquisition agreements for the businesses, the former owners retained the obligations for any potential liabilities arising from conditions or events occurring or attributable to periods prior to the acquisition of properties acquired by the Company pursuant to those agreements. At certain locations, such items were identified and management believes that the former owners will fulfill their obligations under the agreements.

     In connection with all sites, the Company recorded accruals of approximately $249 and $1,100 in fiscal 1999 and 1997, respectively, and reduced the accrual by approximately $.8 million during fiscal 1998. Other accrued liabilities include $1,411 and $1,722 for the current portion of estimated clean-up expenditures and related accruals at February 28, 1999 and 1998, respectively. The balance of spending identifiable to future years in other non-current liabilities totals $1,734 and $1,448 at February 28, 1999 and 1998, respectively.

     While the Company believes that the recorded amounts represent the Company's best estimate of the costs of such matters, it is reasonably possible that additional costs may be incurred. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $1.5 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which accruals are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current accruals for environmental remediation and the possible range of additional costs, the Company has not assumed it will bear the entire cost of remediation of every site to the exclusion of the former owners of such sites. The ability of the former owners to participate has been taken into account, based generally on their financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

     In May 1997, the Company reached a plea agreement with the U.S. Department of Justice, along with other U.S. ammonium nitrate producers, in a government investigation relating to a price fixing conspiracy among U.S. ammonium nitrate producers during May 1992. On May 9, 1997, the Company and the federal government reached an agreement to settle the matter for $1.5 million, plus interest from May 1997, to be paid during the succeeding four-year period. The penalty was paid in full during fiscal 1999.

     In December 1997, the Company was named as a defendant in three civil antitrust actions, two of which were the same cases brought in separate jurisdictions, one of which was subsequently dismissed. These actions were brought predominately by various mining concerns alleging the Company violated the federal antitrust laws, various state antitrust and unfair trade practice statutes and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid-to-late 1980's and early 1990's. The Company believes that the plaintiffs in these cases have targeted the Company because of the Company's above disclosed plea agreement with the U.S. Department of Justice in which the Company agreed to plead guilty to a one-count information charging the Company with participating in a conspiracy to restrain competition in the pricing of ammonium nitrate during May 1992. In that agreement, the Company did not admit, and the Department of Justice did not contend, that the Company ever implemented any such conspiracy. Accordingly, the Company filed answers denying liability in such civil actions. On or about May 5, 1999, the Company was dismissed as a defendant by the plaintiff in one of such civil lawsuits. The Company has reached an agreement in principle with the plaintiff to settle all claims against the Company. Under the terms of that settlement, which will be reflected in a definitive settlement agreement, the Company will make an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two

                            LAROCHE INDUSTRIES INC.

anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million. The Company has accrued the net present value of this settlement, $2,504, at February 28, 1999.

     On June 27, 1996, Marathon Oil Company and Marathon Pipe Line Company (together, "Marathon") initiated litigation against the Company and another defendant in connection with a 1996 petroleum release near the Company's Gramercy facility, and in connection therewith a class action lawsuit and one other lawsuit were filed against the Company and Marathon. Marathon's lawsuit against the company was settled for $2 million in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. The Company has coverage for, and continues to defend itself against, the two remaining claims. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1.5 million. The Company's allocated portion of the settlement is $375,000, although, as stated above, the Company has insurance coverage for this amount. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, believes that the case can be settled for a nominal amount.

     In January 1997, the owner of the land over which the brine pipelines serving the Company's Gramercy, Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. The Company has complied with this order, and in January 1999, the Company completed construction of a new pipeline which is now in service. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility.

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

     Certain of the Company's fluorocarbon products (CFC R-11 and R-12) previously manufactured by the electrochemical products segment are subject to federal regulations which provided for the phase out of production by January 1, 1996. Sales and income from operations of these products were immaterial for the years ended February 28, 1999 and 1998. These products accounted for 23% of income from operations for the fiscal year ended February 28, 1997. The Company is also required to phase out the production of their hydrochloroflourocarbon (HCFC-141b) by January 1, 2003. In fiscal years 1999, 1998 and 1997, this product accounted for approximately 6%, 8% and 8% of net sales from continuing operations and 2%, 19% and 18% of income from continuing operations, respectively.

                            LAROCHE INDUSTRIES INC.

     The Company leases facilities and equipment consisting primarily of its corporate office, electric power co-generation systems, transportation and computer equipment. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Certain of the leases have renewal terms at the option of the Company. Lease obligations for continuing operations with initial or remaining non-cancelable terms in excess of one year as of February 28, 1999 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Fiscal years ending February,
  2000......................................................   $265      $ 5,592
  2001......................................................     85        4,783
  2002......................................................      5        3,970
  2003......................................................     --        3,468
  2004......................................................     --        2,830
  Thereafter................................................     --       36,374
                                                               ----      -------
          Total minimum lease payments......................   $355      $57,017
                                                                         =======
Less estimated executory costs and imputed interest costs...     30
                                                               ----
Present value of minimum lease payments.....................   $325
                                                               ====

     Total rental expense under operating leases for continuing operations totaled approximately $7,972, $7,247 and $5,798 during fiscal years 1999, 1998 and 1997, respectively.

     Several of the Company's facilities and those of some of its joint ventures are integrated with the operations of other companies. As a result, the companies involved share certain common facilities and services, including power generation. Generally, the Company maintains certain long-term supply contracts with the appropriate parties.

     As of February 28, 1999 and 1998, the Company had approximately $1,851 and $2,100 committed for letters of credit, respectively.

11. INCOME TAXES

     The (provision) benefit for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the (provision) benefit for income taxes are as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
Current:
  Federal.................................................  $ 1,046   $(1,582)  $ 4,883
  Foreign.................................................   (5,820)     (201)       --
  State...................................................       --       728       712
                                                            -------   -------   -------
                                                             (4,774)   (1,055)    5,595
                                                            -------   -------   -------
Deferred:
  Federal.................................................  $(2,960)  $ 4,871   $(5,432)
  Foreign.................................................    4,570        --        --
  State...................................................      385       (54)   (1,235)
                                                            -------   -------   -------
                                                              1,995     4,817    (6,667)
                                                            -------   -------   -------

                            LAROCHE INDUSTRIES INC.

                                                             1999      1998      1997
                                                            -------   -------   -------
(Provision) benefit for income taxes from continuing
  operations before extraordinary charges.................   (2,779)    3,762    (1,072)
Tax (provision) benefit for discontinued operations.......    4,873      (109)      655
Tax benefit for extraordinary charges.....................       --     7,740        --
                                                            -------   -------   -------
          Total (provision) benefit for income taxes......  $ 2,094   $11,393   $  (417)
                                                            =======   =======   =======

     The domestic and foreign components of (loss) earnings from continuing operations before income taxes were as follows:

                                                             1999       1998      1997
                                                           --------   --------   ------
Domestic.................................................  $(34,424)  $(10,170)  $2,713
Foreign..................................................     4,235        446       --
                                                           --------   --------   ------
          Total..........................................  $(30,189)  $ (9,724)  $2,713
                                                           ========   ========   ======

     The Company has not provided for U.S. income taxes or international withholding taxes on $4,681 of international subsidiaries' undistributed earnings as of February 28, 1999, which are reinvested indefinitely.

     Reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations before extraordinary charges follows:

                                                              1999      1998     1997
                                                             -------   ------   -------
Tax at federal statutory rate..............................  $10,567   $2,688   $(1,032)
State income taxes, net of federal income tax Benefit......    1,449    1,155       (45)
Foreign tax provision in excess of federal statutory
  rate.....................................................      231      (45)       --
Increase in valuation allowance............................  (14,982)      --      (277)
Percentage depletion.......................................       --       70       886
Other......................................................      (44)    (106)     (604)
                                                             -------   ------   -------
          Total............................................  $(2,779)  $3,762   $(1,072)
                                                             =======   ======   =======

     Significant components of the Company's deferred tax assets/(liabilities) are as follows:

                                                                1999       1998
                                                              --------   --------
Accrued expenses............................................  $ 10,174   $  2,617
Other.......................................................     3,175        512
                                                              --------   --------
  Current, net..............................................    13,349      3,129
                                                              --------   --------
Property, plant and equipment...............................   (33,039)   (28,675)
Employee benefit obligations................................    12,741     13,087
Loss carryforward...........................................    11,535         --
AMT credit carryforward.....................................     6,150      6,150
Other.......................................................       802     (3,116)
                                                              --------   --------
  Noncurrent, net...........................................    (1,811)   (12,554)
                                                              --------   --------
Valuation allowance for deferred tax assets.................   (15,582)      (600)
                                                              --------   --------
          Total attributable to continuing operations,
            net.............................................    (4,044)   (10,025)
Discontinued operations.....................................    (1,130)    (7,493)
                                                              --------   --------
Net deferred tax assets/(liabilities).......................  $ (5,174)  $(17,518)
                                                              ========   ========

                            LAROCHE INDUSTRIES INC.

     At February 28, 1999, the company had federal and state operating loss carryforwards of approximately $25,183 that expire in 2019. The Company also has approximately $6,150 in alternative minimum tax ("AMT") carryforwards available to offset future taxes for an unlimited time period. For financial reporting purposes, the valuation allowance has been increased at February 28, 1999 to reduce the net deferred tax assets. The Company has not recognized any benefit from the future use of domestic operating loss carryforwards because management's evaluation of available evidence in assessing the current realizability of the related tax benefits indicates that the underlying assumptions of future domestic profitability contain risks that do not provide sufficient assurance (based on generally accepted accounting principles) to recognize such tax benefits. The Company will continue to assess the valuation allowance and make adjustments as appropriate in future periods.

12. REDEEMABLE COMMON STOCK AND OTHER STOCK PLANS

     The Company allows certain of its executive officers, management employees and directors to own common stock. At February 28, 1999 and 1998, 4,633 and 12,519 shares, respectively, were outstanding pursuant to its 1995 Stock Purchase Plan (the "1995 Plan,") and the Board of Directors Stock Purchase Plan (the "Directors Plan"). Generally participants in the 1995 Plan must use 25% of any annual bonuses to purchase stock up to specified amounts. The 1995 Plan and the Directors Plan provide that certain executive officers, management employees and directors of the Company will be, at the discretion of the Board of Directors, eligible to purchase shares of the Company's common stock at fair value (as determined by independent appraisal).

     In connection with the 1995 Plan and the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of employment or directorship, the shares must be sold to the Company at fair value. Fair value, based upon an independent appraisal, was $114 and $280 per share at February 28, 1999 and 1998, respectively, and the aggregate value of such applicable shares is reflected as redeemable common stock in the accompanying consolidated balance sheets. The final settlement prices for any shares may differ from the estimated amounts. All redemption provisions of the Company's shares expire upon a public offering of the Company's common stock. The Company has guaranteed indebtedness of certain executive officers, management employees and directors pursuant to the 1995 Plan and the Directors Plan aggregating $229 and $191 as of February 28, 1999 and 1998, respectively.

     The following table summarizes activity in the Company shares that have redemption features:

                                             1999         1998                1997
                                          ----------   ----------   -------------------------
                                          REDEEMABLE   REDEEMABLE   REDEEMABLE   COMMON STOCK
                                            COMMON       COMMON       COMMON       WITH PUT
                                            STOCK        STOCK        STOCK         RIGHTS
                                          ----------   ----------   ----------   ------------
Balance at beginning of Year............    $3,505       $4,177       $4,771        $7,475
Adjustment in value.....................      (769)        (248)         (98)           --
Other shares issued.....................       128          326        3,187
Repurchases.............................    (2,336)        (750)      (3,683)       (7,475)
                                            ------       ------       ------        ------
Balance at end of year..................    $  528       $3,505       $4,177        $   --
                                            ======       ======       ======        ======

     The Company has recently instituted certain executive and other key employee benefit plans intended to provide incentives to those employees. The 1997 Stock Option Plan ("Option Plan") provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The Management Stock-Based Incentive Plan ("Stock Plan") enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted

                            LAROCHE INDUSTRIES INC.

operational results and individual goals. All such plans are to be administered by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to be made and the various restrictions applicable to such awards.

     Prior to fiscal 1999, no awards under the Option Plan or the Stock Plan had been granted. Effective March 1, 1998, phantom stock appreciation rights ("phantom SAR's") were issued to certain key management employees pursuant to the stock plan. The phantom SAR's vest on the third anniversary of the issuance date and forfeit if the recipient terminates employment for any reason prior to the vesting date. The value of the phantom SAR's is based on the appreciation of the share value between the issuance and vesting dates. A total of 2,150 phantom SAR's was issued based on a share value of $280 with 800 having been forfeited during fiscal 1999. Based on the February 28, 1999 share value of $114, the 1,350 phantom SAR's outstanding at fiscal year-end had no value and, accordingly, no cost associated with these awards was recognized.

13. FINANCIAL INSTRUMENTS

     The Company is exposed to the impact of interest and foreign exchange rate changes. With an objective of managing the impact of such changes on earnings and cash flow, the Company is a party to three cross-currency interest rate swap contracts. In connection with the ChlorAlp investment in fiscal 1998, the Company entered into a five-year, $60,000 (372.4 million French francs) cross currency interest rate swap contract with a bank. The Company remits quarterly French franc interest payments at PIBOR plus an agreed-upon spread and receives quarterly interest payments in US dollars at a rate equal to LIBOR. At the termination date, the Company will pay 372.4 million French francs and receive $60,000. In fiscal 1999, the Company entered into two five-year, $25,000 (45 million German marks) cross currency interest rate swap contracts with banks. The Company remits quarterly German mark principal and interest payments at a rate equal to LIBOR and receives quarterly US dollar principal and interest payments at a fixed rate. At February 28, 1999 and 1998, the fair value of the French franc contract was approximately ($2,871) and $191, respectively. The combined fair value of the two German mark contracts at February 28, 1999 was ($2,302).

     At February 28, 1999 the Company has commitments outstanding under their natural gas fixed price purchase contracts to purchase approximately $7,042 of natural gas during the subsequent year. If the Company settled these contracts at February 28, 1999, a $575 loss would have been recognized. The Company also sold natural gas put options with a notional amount of $13,482 maturing in the first half of fiscal 2000. At fiscal 1999 year-end, an unrealized loss of $2,247 was recorded on these contracts. Subsequent to February 28, 1999, the contracts were settled for a loss of $863.

     The following sets forth the open positions and the fair value of its natural gas collar positions, which mature in the subsequent fiscal year, as of February 28, 1999 and 1998:

                                                    QUANTITY     FAIR VALUE   CARRYING VALUE
                                                   -----------   ----------   --------------
                                                   (IN MMBTUS)
FEBRUARY 28, 1999
Purchased Call Options...........................     5,002        $ 106          $   --
Written Put Options..............................     5,002          (39)             --
FEBRUARY 28, 1998
Purchased Call Options...........................     5,118        $ 953          $   --
Written Put Options..............................     5,118         (412)             --

     The fair values are based on quoted market prices. Approximately 20% of the Company's estimated requirements for fiscal 2000 are subject to forward or collar agreements.

     In connection with its acquisition of ChlorAlp in fiscal 1998 (see Note 3), the Company indirectly obtained a joint venture interest in a power generation facility, which uses natural gas to generate power for the manufacturing operation. Prices for natural gas used in the facility are based on European fuel and gas oil

                            LAROCHE INDUSTRIES INC.

prices. In fiscal 1999, the Company, through a wholly-owned European subsidiary, entered into a spread oil swap agreement ("SOS agreement") to reduce its exposure to fluctuations in its natural gas prices. The contract covers three years and is for a notional amount of 2,430,000 barrels. A portion of the contract settles every six months in an amount determined on a monthly basis, which is based on a defined spread between certain forward fuel and gas oil prices multiplied by the notional quantity settled. As of February 28, 1999, the Company had recorded an unrealized loss of $2,303 on the SOS agreement.

     The carrying amount of the Company's variable rate debt approximates its fair value. At February 28, 1999 and 1998, the fair value of all term debt approximated $135,519 and $212,241, respectively, based primarily on market prices.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The Company places its cash and equivalents with high quality institutions; however, at times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company routinely assesses the financial strength of its customers and does not believe the trade account receivable credit risk exposure is significant. The fair value of these financial instruments approximated book value at February 28, 1999 and 1998, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's continuing operations are situated principally in three business segments: Nitrogen Products, Electrochemical Products -- North America ("Electrochemicals -- NA") and Electrochemical Products -- Europe ("Electrochemicals -- Europe"). The Nitrogen Products segment consists of facilities that manufacture and distribute agricultural and industrial nitrogen products and distribute non-nitrogenous agricultural fertilizers in North America. The Electrochemical -- NA segment consists of caustic soda, chlorine, chlorinated methane compounds and fluorocarbons production facilities. The Electrochemical -- Europe segment consists of caustic soda and chlorine production facilities located in France and Germany (see Note 3). There is no overlap in operational management reporting of or decision-making authority over Electrochemicals -- NA and Electrochemicals -- Europe. Operating profit includes all costs and expenses directly related to the segment involved.

                            LAROCHE INDUSTRIES INC.

     Following is a tabulation of business segment information for continuing operations for each of the past three fiscal years:

                                                           1999       1998       1997
                                                         --------   --------   --------
Net sales:
  Nitrogen products....................................  $188,775   $234,884   $242,408
  Electrochemical products -- North America............    68,475     87,482     96,636
  Electrochemical products -- Europe...................   132,292     20,204         --
                                                         --------   --------   --------
          Total........................................  $389,542   $342,570   $339,044
                                                         ========   ========   ========
(Loss) income from continuing operations:
  Nitrogen products....................................  $   (366)  $ 11,303   $ 11,710
  Electrochemical products -- North America............    (8,981)       202      8,562
  Electrochemical products -- Europe...................     3,424     (1,383)        --
  Corporate expense....................................    (7,716)    (4,829)    (5,738)
                                                         --------   --------   --------
(Loss) income from continuing operations...............   (13,639)     5,293     14,534
Interest and amortization expense......................   (20,314)   (14,539)   (12,249)
Income (loss) from equity investments..................     2,614       (619)        31
Other income, net......................................     1,150        141        397
                                                         --------   --------   --------
(Loss) income from continuing operations before income
  taxes and other items................................  $(30,189)  $ (9,724)  $  2,713
                                                         ========   ========   ========
Depreciation and amortization:
  Nitrogen products....................................  $ 13,747   $ 13,036   $ 14,693
  Electrochemical products -- North America............     9,600      4,986      5,665
  Electrochemical products -- Europe...................     2,968        801         --
  Corporate............................................     1,481        771        427
                                                         --------   --------   --------
          Total........................................  $ 27,796   $ 19,594   $ 20,785
                                                         ========   ========   ========
Capital expenditures (including acquisitions and plant
  turnarounds):
  Nitrogen products....................................  $ 12,645   $ 19,123   $ 26,922
  Electrochemical products -- North America............    21,985     13,060     10,773
  Electrochemical products -- Europe...................    13,284     17,622         --
                                                         --------   --------   --------
          Total........................................  $ 47,914   $ 49,805   $ 37,695
                                                         ========   ========   ========
Long lived assets by geographic area:
  North America........................................  $192,283   $215,926   $211,529
  Europe...............................................    76,701     33,963         --
                                                         --------   --------   --------
          Total........................................  $268,984   $249,889   $211,529
                                                         ========   ========   ========

     Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

                            LAROCHE INDUSTRIES INC.

                                                           1999       1998       1997
                                                         --------   --------   --------
EBITDA:
  Nitrogen products....................................  $ 17,075   $ 26,783   $ 26,446
  Electrochemical products -- North America............     1,454      7,125     14,269
  Electrochemical products -- Europe...................    21,949      1,610         --
  Corporate expense....................................    (7,408)    (4,978)    (5,738)
                                                         --------   --------   --------
          Total........................................  $ 33,070   $ 30,540   $ 34,977
                                                         ========   ========   ========

     EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, EBITDA includes the Company's 50% share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

15. UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited fiscal 1998 and 1997 pro forma financial information gives effect to the investment in ChlorAlp (Note 5), the issuance of the Notes (Note 7) and the acquisition of the German Facilities (Note 3), as if each had occurred at the beginning of fiscal 1997. The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such transactions actually occurred at the beginning of such periods nor is it necessarily indicative of future results of operations of the combined company:

                                                                1998       1997
                                                              --------   --------
Net sales...................................................  $480,191   $487,637
(Loss) income from continuing operations before income taxes
  and extraordinary charge..................................    (5,305)       640
Net (loss) income from continuing operations before
  extraordinary charge......................................   (17,595)       640

                            LAROCHE INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                       END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
               -----------                 ----------   ----------   ----------   ----------     ----------
YEAR ENDED FEBRUARY 28, 1999
Allowance for doubtful accounts..........     $527            53        --            81(1)       $   499
Valuation allowance for deferred tax
  asset..................................      600        14,982        --            --           15,582
YEAR ENDED FEBRUARY 28, 1998
Allowance for doubtful accounts..........      776            36        --           285(1)           527
Valuation allowance for deferred tax
  asset..................................      600            --        --            --              600
YEAR ENDED FEBRUARY 28, 1997
Allowance for doubtful accounts..........      849            68        --           141(1)           776
Valuation allowance for deferred tax
  asset..................................      323           277        --            --              600

---------------

(1) Uncollectible accounts written off, net of recoveries.

                         (LAROCHE INDUSTRIES INC. LOGO)