Form 10-Q
period 1999-05-31
LAROCHE INDUSTRIES INC
filed 1999-07-15
CIK 797556

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

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

                                 ---------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes. [X] No. [ ].

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                     OUTSTANDING AS OF JULY 14, 1999
                  -----                     -------------------------------
       Common Stock, $.01 par value                  429,633 Shares

================================================================================

                             LAROCHE INDUSTRIES INC.


                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at May 31, 1999 and February 28, 1999                       1

                Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
                   for the three months ended May 31, 1999 and 1998                                               2

                Condensed Consolidated Statements of Cash Flows for the three months ended May
                   31, 1999 and 1998                                                                              3

                Notes to Condensed Consolidated Financial Statements                                              4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations            11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                       18


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                19

Item 6.         Exhibits and Reports on Form 8-K                                                                 19

                             LAROCHE INDUSTRIES INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MAY 31,        FEBRUARY 28,
                                                                        1999              1999
                                                                     -----------      ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            ASSETS
Current assets:
  Cash                                                                 $   4,605        $   5,380
  Receivables:
     Trade, net of allowances of $491 and $527 as of
          May 31, 1999 and February 28, 1999,
          respectively                                                    52,393           54,527
     Other                                                                 7,428            8,233
  Inventories                                                             18,835           22,105
  Net assets of discontinued operations                                   27,114           27,080
  Other current assets                                                     3,730            3,468
                                                                       ---------        ---------
            Total current assets                                         114,105          120,793

Investments and advances to affiliates                                    47,665           48,082
Property, plant and equipment, at cost                                   315,219          310,092
  Less accumulated depreciation                                         (111,868)        (106,497)
                                                                       ---------        ---------
Net property, plant and equipment                                        203,351          203,595
Other assets                                                              16,688           17,307
                                                                       ---------        ---------
            Total assets                                               $ 381,809        $ 389,777
                                                                       =========        =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Revolving credit facility                                        $  72,077        $  55,388
      Accounts payable                                                    40,938           48,166
      Accrued compensation                                                 4,417            5,039
      Other accrued liabilities                                           23,474           34,864
      Current portion of long-term debt                                    4,375            4,375
                                                                       ---------        ---------
           Total current liabilities                                     145,281          147,832

Long-term debt                                                           201,539          202,221
Deferred income taxes                                                      5,153            4,044
Other noncurrent liabilities                                              41,318           45,757

Commitments and contingencies

Redeemable common stock                                                      528              528

Stockholders' deficit:
    10% cumulative, voting preferred stock, $.01 par
         value, 200,000 shares authorized, no shares outstanding              --               --
   Common stock, $.01 par value, 1,200 shares
         authorized, 425 non-redeemable shares issued                          4                4
   Capital in excess of par value                                            630              630
   Retained deficit                                                      (11,868)         (10,491)
   Accumulated other comprehensive loss                                     (776)            (748)
                                                                       ---------        ---------
           Total stockholders' deficit                                   (12,010)         (10,605)
                                                                       ---------        ---------
           Total liabilities and stockholders' deficit                 $ 381,809        $ 389,777
                                                                       =========        =========


   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED MAY 31,
                                                                          -------------------------
                                                                            1999            1998
                                                                          --------        ---------
                                                                               (IN THOUSANDS)

Net sales                                                                 $ 90,615        $ 119,231
Cost of sales                                                               81,233           99,832
                                                                          --------        ---------

Gross profit                                                                 9,382           19,399
Selling, general and administrative expenses                                 7,830            8,255
                                                                          --------        ---------

Income from continuing operations                                            1,552           11,144

Interest and amortization of debt expense                                   (5,570)          (4,728)
Income from equity investments                                               1,560              471
Other income (expense), net                                                  1,893             (350)
                                                                          --------        ---------

(Loss) income from continuing operations before income taxes                  (565)           6,537

Provision for income taxes                                                    (993)          (3,205)
                                                                          --------        ---------

(Loss) income from continuing operations                                    (1,558)           3,332

(Loss) income from operations of Alumina Chemical
     division, net of tax provision (benefit) of $117 and ($60)                181              (90)
                                                                          --------        ---------

Net (loss) income                                                           (1,377)           3,242

Other comprehensive (loss):
   Foreign currency translation adjustments, net of tax benefits of
    $15 and $38, respectively                                                  (28)             (71)
                                                                          --------        ---------

Comprehensive (loss) income                                               $ (1,405)       $   3,171
                                                                          ========        =========



   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED MAY 31,
                                                                        --------------------------
                                                                           1999            1998
                                                                         --------        --------
                                                                              (In thousands)

OPERATING ACTIVITIES
Net (loss) income                                                        $ (1,377)       $  3,242
Depreciation and amortization                                               7,695           5,389
Net change in operating assets and liabilities:
     Receivables                                                            2,939          (7,801)
     Inventories                                                            3,270           6,202
     Other assets                                                            (208)          1,063
     Accounts payable and other liabilities                               (19,090)         (9,280)
     Noncurrent liabilities and other                                      (3,332)          2,138
Loss (income) from discontinued operations and loss on disposal                --              90
Equity income, net of distributions                                        (1,559)           (953)
                                                                         --------        --------
 Net cash (used for) provided by continuing operating activities          (11,662)             90
                                                                         --------        --------
 Net cash provided by (used for) discontinued operating activities            126          (4,782)
                                                                         --------        --------

INVESTING ACTIVITIES
Capital expenditures                                                       (4,946)         (8,430)
Investments in and advances to affiliates                                     (67)           (913)
Plant turnarounds                                                          (1,376)             --
Proceeds from the sale of facilities                                           --             770
                                                                         --------        --------
 Net cash used by investing activities of continuing operations            (6,389)         (8,573)
                                                                         --------        --------
 Net cash used by investing activities of discontinuing operations           (488)           (446)
                                                                         --------        --------

FINANCING ACTIVITIES
Net borrowings under revolving credit facility                             16,689           9,000
Sales of common stock with redemption features                                 --              50
Repayments of long-term debt                                                 (682)         (2,510)
Dividends paid                                                                 --            (365)
                                                                         --------        --------
 Net cash provided by financing activities                                 16,007           6,175
                                                                         --------        --------
Effect of exchange rate changes on cash                                     1,631             (71)
                                                                         --------        --------
 Net decrease in cash                                                        (775)         (7,607)
Cash at beginning of period                                                 5,380          12,884
                                                                         --------        --------
Cash at end of period                                                    $  4,605        $  5,277
                                                                         ========        ========



   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended May 31, 1999 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.


2.   NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("the Statement" or "SFAS 133"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. Based on the June, 1999 exposure draft issued by the FASB extending the effective date of the Statement, the Company will be required to adopt this Statement in fiscal 2001. The Company has not yet determined the impact on its financial position or results of operations from adoption .

3.   INVENTORIES


Components of inventory from continuing operations are as follows (in thousands):

                                                                   MAY 31,        FEBRUARY 28,
                                                                    1999             1999
                                                                   -------          -------

                     Finished goods and in-progress.....           $ 5,230          $ 7,695
                     Inventory purchased for resale.....             3,175            3,122
                     Raw materials......................             1,807            1,358
                     Supplies and catalysts.............             9,163           10,470
                                                                   -------          -------
                                                                    19,375           22,645
                     Less LIFO reserve..................              (540)            (540)
                                                                   -------          -------
                                                                   $18,835          $22,105
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

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.   DISCONTINUED OPERATIONS

     During November 1998, the Company adopted plans for the sale of its Alumina Chemicals business ("Aluminas") and accounted for the financial results, net assets and cash flow of the business unit as a discontinued operation. Accordingly, previously reported financial results for all periods have been restated to reflect the business as a discontinued operation. The sale was completed on June 3, 1999 with no significant adjustments required to the estimated loss recorded at February 28, 1999.

5.   PROPERTY, PLANT AND EQUIPMENT

     Components of the Company's property, plant and equipment used in continuing operations are as follows (in thousands):

                                                                            MAY 31,        February 28,
                                                                             1999             1999
                                                                           ---------        ---------

                       Land and land improvements .....................    $  10,084        $   9,984
                       Buildings ......................................       16,651           16,651
                       Machinery and equipment ........................      267,098          266,991
                       Equipment under capital leases .................        3,876            3,875
                       Construction in progress .......................       17,510           12,591
                                                                           ---------        ---------
                              Property, plant and equipment, at cost...      315,219          310,092
                       Accumulated depreciation .......................     (111,868)        (106,497)
                                                                           ---------        ---------
                              Property, plant and equipment, net ......    $ 203,351        $ 203,595
                                                                           =========        =========

6.   BORROWING ARRANGEMENTS

     The Company's borrowings include the following (in thousands):

                                                                      MAY 31,        February 28,
                                                                       1999             1999
                                                                     ---------        ---------

                       Revolving credit facilities ...........       $  72,077        $  55,388
                                                                     =========        =========
                       Term debt:
                           9 1/2% senior subordinated notes...       $ 174,374        $ 174,327
                           13% senior subordinated notes .....             915              915
                           Term loan .........................          30,625           31,354
                                                                     ---------        ---------
                                Total ........................         205,914          206,596
                       Less current portion ..................          (4,375)          (4,375)
                                                                     ---------        ---------
                       Long-term debt ........................       $ 201,539        $ 202,221
                                                                     =========        =========

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     As of February 28, 1999, the Company was not in compliance with certain financial covenants, and its bank credit facility was amended and restated effective as of that date to bring the Company into compliance. As part of the amendment and restatement, certain interest coverage and leverage ratios were adjusted to levels that, based on the Company's financial projections at that time, would allow the Company to remain in compliance through February 29, 2000. As of May 31, 1999, the Company was in compliance with all covenants included in the Amended and Restated Credit Facility. Current financial projections indicate that the Company may not be able to comply with all financial covenants after February 29, 2000, and accordingly, management expects to seek additional modifications to the facility before the end of the current fiscal year. In addition, if market conditions are worse than expected, or if other events adversely effect the results of operations, the Company may not achieve projected financial results prior to February 29, 2000, and consequently, modifications to the credit facility may be required sooner than planned. While the Company believes that it would be able to obtain such modifications should they become necessary, no assurances can be made.

     Availability under the Amended and Restated Revolving Credit Facility was limited to $80 million until the Company's purchase of the remaining 50% of ChlorAlp on June 7, 1999. After that date, the amount available is based on a percentage of domestic trade receivables, inventory and certain property plant and equipment, as defined, not to exceed $90,000. At May 31, 1999, $64,000 was outstanding with an additional $26,000 available without violating any covenants under the Revolving Credit Facility or the Notes Indenture. The weighted average borrowing rate at May 31, 1999 was approximately 8.4%. Approximately $8,077 was outstanding under the German Credit Facility at May 31, 1999 with an additional availability of $1,157.

     The amended and restated Credit Facility imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders.

7.   COMMITMENTS AND CONTINGENCIES

     In December 1997, the Company was named as a defendant in three civil antitrust actions, two of which were the same cases brought in separate jurisdictions, one of which was subsequently dismissed. In June, 1999, the Company reached an agreement with the plaintiff to settle all claims against the Company. Under the terms of that settlement, the Company made an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million. At May 31, 1999, the Company had accrued the net present value of this settlement.

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from continuing to infringe Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. Having recently obtained a copy of the compliant in this action and retained defense counsel, the Company is assessing the potential impact on its financial position and the results of operations.

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts asserted in these matters are material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management the resolution of these matters are not likely to have a material adverse effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.


8.   INCOME TAXES


     Reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations follows (in thousands):

                                                                      QUARTER ENDED MAY 31,
                                                                      1999           1998
                                                                     -------        -------

     Tax benefit (provision) at federal statutory rate ..........    $   198       $ (2,288)
     State income taxes, net of federal income tax benefit ......        184           (215)
     Foreign tax provision in excess of federal statutory rate...        301           (743)
     Increase in valuation allowance ............................     (1,709)            --
     Other ......................................................         33             41
                                                                     -------        -------
               Total ............................................    $(993)        $ (3,205)
                                                                     =======        =======

     The Company has not recognized any benefit from the future use of current domestic operating loss carryforwards because management's evaluation of available evidence in assessing the current realizability of the related tax benefits indicates that the underlying assumptions of future domestic profitability contain risks that do not provide sufficient assurance (based on generally accepted accounting principles) to recognize such tax benefits. The Company will continue to assess the valuation allowance and make adjustments as appropriate in future periods.

9.   FINANCIAL INSTRUMENTS

     The Company is exposed to the impact of interest and foreign exchange rate changes. With an objective of managing the impact of such changes on earnings and cash flow, the Company is a party to three cross-currency interest rate swap contracts. At May 31 and February 28, 1999, the fair value of the French franc contract was approximately $108 and ($2,871), respectively. The combined fair value of the two German mark contracts at May 31 and February 28, 1999 was ($262) and ($2,302), respectively.

     At May 31, 1999 the Company has commitments outstanding under their natural gas fixed price purchase contracts to purchase approximately $5,521 of natural gas during fiscal 2000. If the Company settled these contracts at May 31, 1999, a $1,014 gain would have been recognized.

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The following sets forth the open positions and the fair value of the Company's natural gas collar positions, which mature in the current fiscal year, as of May 31 and February 28, 1999:

                                                                 QUANTITY     FAIR VALUE      CARRYING VALUE
                                                                 --------     -----------     --------------
                                                                              (IN MMBTUS)

     MAY 31, 1999
     Purchased Call Options................................         150          $   48             $   --
     Written Put Options...................................         150              --                 --

     FEBRUARY 28, 1999
     Purchased Call Options................................       5,002          $  106              $  --
     Written Put Options...................................       5,002             (39)                --


     The fair values are based on quoted market prices. Approximately 20% of the Company's estimated requirements for fiscal 2000 are subject to forward or collar agreements.

     During the quarter ended May 31, 1999, the Company recorded an unrealized gain of $2,783 on the spread oil swap agreement associated with natural gas purchases in France.

10.  SEGMENT INFORMATION

     The Company's continuing operations are comprised of three principal business segments: Nitrogen Products, Electrochemical Products -- North America ("Electrochemicals -- NA") and Electrochemical Products -- Europe ("Electrochemicals -- Europe"). The Nitrogen Products segment consists of facilities that manufacture and distribute agricultural and industrial nitrogen products and distribute other agricultural fertilizers in North America. The Electrochemical -- NA segment consists of caustic soda, chlorine and fluorocarbons production facilities. The Electrochemical -- Europe segment consists of caustic soda, chlorine and chlorinated methane compound production facilities located in France and Germany. There is no overlap in operational management reporting of or decision-making authority over Electrochemicals -- NA and Electrochemicals -- Europe. Operating profit includes all costs and expenses directly related to the segment involved. Following is a tabulation of business segment information for continuing operations for each of the quarters ended May 31, 1999 and 1998, respectively (in thousands).

                             LAROCHE INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                    QUARTER ENDED MAY 31,
                                                                  -------------------------
                                                                    1999            1998
                                                                  --------        ---------

     Net sales:
       Nitrogen products .....................................    $ 50,406        $  66,789
       Electrochemical products -- North America .............      14,968           21,200
       Electrochemical products -- Europe ....................      25,241           31,242
                                                                  --------        ---------
               Total .........................................    $ 90,615        $ 119,231
                                                                  ========        =========

     Income (loss)  from continuing operations:
       Nitrogen products .....................................    $  4,129        $   7,376
       Electrochemical products -- North America .............      (3,970)           1,572
       Electrochemical products -- Europe ....................       3,110            3,881
       Corporate expense .....................................      (1,717)          (1,685)
                                                                  --------        ---------
     Income from continuing operations .......................       1,552           11,144
     Interest and amortization expense .......................      (5,570)          (4,728)
     Income from equity investments ..........................       1,560              471
     Other income, net .......................................       1,893             (350)
                                                                  --------        ---------
     (Loss) income from continuing operations before income
     taxes and other items ...................................    $   (565)       $   6,537
                                                                  ========        =========
     EBITDA:
       Nitrogen products.....................................     $  6,978        $  10,606
       Electrochemical products -- North America.............       (1,552)           3,277
       Electrochemical products -- Europe....................        5,598            6,204
       Corporate expense.....................................       (1,817)          (2,275)
                                                                  --------        ---------
               Total.........................................     $  9,207        $  17,812
                                                                  ========        =========


     EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, EBITDA includes the Company's share of ChlorAlp's EBITDA generated during the quarter. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.   SUBSEQUENT EVENTS

     On June 7, 1999, the Company, through its wholly-owned subsidiary, LII Europe, acquired all the capital stock and equity interest of ChlorAlp, the chlor-alkali operation in Pont-de-Claix, France in which the Company previously held a 50% joint venture interest. The purchase price for the remaining 50% interest was approximately $27.5 million, subject to final adjustment.

     As discussed more fully in Note 7, "Commitments and Contingencies", on June 21, 1999, Elf Atochem filed an action against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products.

     On July 5, 1999, an explosion at an adjacent manufacturing plant owned by Kaiser Aluminum and Chemical Corp. shut down production at the Company's Electrochemical products - N.A. facility in Gramercy, Louisiana. The Gramercy plant shares a variety of services with Kaiser including electricity and steam. Access to the shared power facility has been restricted due to ongoing investigations. Resumption fluorocarbon and chlor-alkali production is dependent upon restoration of those services. Management is currently assessing the extent of the damage and has not yet determined the impact on the financial position or results of operation from the incident.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and with the Company's consolidated audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended February 28, 1999.

SIGNIFICANT DEVELOPMENTS

     During the quarter ended May 31, 1999, the Company continued to make progress on strategic initiatives outlined in the 1999 fiscal year-end discussion while addressing the continuing weak domestic market conditions. For the quarter ended May 31, 1999, domestic pricing for the Company's ammonia and chlor-alkali products remained near recent historic lows and resulted in operating losses during the period.

     On June 3, 1999, the Company completed the sale of the manufacturing facilities, real estate and related assets comprising its Aluminas business ("Aluminas") for approximately $39.5 million in cash plus working capital. On June 7, 1999, the Company, through its wholly-owned subsidiary, LII Europe, acquired all the capital stock and equity interest of ChlorAlp, the chlor-alkali operation in Pont-de-Claix, France in which the Company previously held a 50% joint venture interest. The purchase price for the remaining 50% interest was approximately $27.5 million, subject to final adjustment.

     On July 5, 1999, an explosion at an adjacent manufacturing site owned by Kaiser Aluminum and Chemical Corp. shut down production at the Company's electrochemical facility in Gramercy, Louisiana. The Gramercy plant shares a variety of services with Kaiser, including electricity and steam. Access to the shared powerhouse facility has been restricted due to ongoing investigations. Resumption of fluorocarbon and chlor-alkali production is dependent upon restoration of those services. Management is currently assessing the extent of the damage and has not yet determined the impact on the Company's financial position or results of operation from the incident.

RESULTS FROM CONTINUING OPERATIONS - COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998

SUMMARY

     The Company incurred losses from continuing operations of $1.5 million for the three months ended May 31, 1999 ("current quarter") as compared to operating income of $3.3 million generated by the same businesses for the three months ended May 31, 1998 ("prior quarter"). The deterioration of results from the prior quarter to the current quarter is primarily the result of continued weak prices for the Company's North American ammonia and chlor-alkali products. Losses from North American operations were partially offset by income from the Company's European electrochemical operations.

                                                        QUARTER ENDED MAY 31,
                                                        ---------------------
 (AMOUNTS IN THOUSANDS)                           1999                        1998
                                                  ----                        ----
                                                       PERCENT OF                  PERCENT OF
                                           AMOUNT        TOTAL         AMOUNT        TOTAL
                                           -------       -----        --------       -----

NET SALES:
Nitrogen products ...................      $50,406        55.6%       $ 66,789        56.0%
Electrochemical products --  N.A ....       14,968        16.5          21,200        17.8
Electrochemical products -- Europe...       25,241        27.9          31,242        26.2
                                           -------       -----        --------       -----
         Total ......................      $90,615       100.0%       $119,231       100.0%
                                           =======       =====        ========       =====
INCOME (LOSS) FROM OPERATIONS:
Nitrogen products ...................      $ 4,129       266.1%       $  7,376        66.2%
Electrochemical products--N.A .......       (3,970)     (255.8)          1,572        14.1
Electrochemical products--Europe.....        3,110       200.4           3,881        34.8
Corporate ...........................       (1,717)     (110.7)         (1,685)      (15.1)
                                           -------      ------        --------       -----
         Total ......................      $ 1,552       100.0%       $ 11,144       100.0%
                                           =======      ======        ========       =====
EBITDA:
Nitrogen products ...................      $ 6,978        75.8%       $ 10,606        59.5%
Electrochemical products--N.A .......       (1,552)      (16.9)          3,277        18.4
Electrochemical products--Europe.....        5,598        60.8           6,204        34.8
Corporate ...........................       (1,817)      (19.7)         (2,275)      (12.7)
                                           -------      ------        --------       -----
         Total ......................      $ 9,207       100.0%       $ 17,812       100.0%
                                           =======      ======        ========       =====


     NET SALES

     Net sales for the current quarter decreased $28.6 million or 24% from sales of $119.2 million for the quarter ended May 31, 1998. The decline was primarily due to a decrease in realized prices on principal North American products during the current period.

     Nitrogen products' net sales in the quarter ended May 31, 1999 decreased $16.4 million or 24% from the prior first quarter activity. Ammonia prices, which impact both ammonia sales and derivative products, averaged approximately $116 per ton for the current quarter compared to approximately $125 per ton in the prior quarter with the decline resulting in a reduction in net sales of $2.9 million. In addition, volume loss associated with the disposal of two of Nitrogen's warehouse operations in fiscal 1999 reduced net sales by $13.6 million.

     Electrochemicals -- N.A.'s net sales for the current quarter decreased $6.2 million or 29% compared to the prior quarter. The decrease was primarily due to depressed ECU prices for the Company's chlor-alkali products, which averaged $177 per ECU ton in the current quarter compared to $360 per ECU ton in the prior quarter. Industry forecasts continue to indicate that prices will remain at depressed levels through most of fiscal 2000, with some improvement near year-end. The decline in net sales of chlor-alkali products was partially offset by increased prices and volumes for HCFC products as compared to the prior period.

     Electrochemicals -- Europe net sales for the quarter ended May 31, 1999 decreased $6.0 million or 19% from the comparable period in 1998. Sharply lower prices for one of the Company's primary chlor-alkali derivative products resulted in a reduction of approximately $2.0 million and volume loss of another product purchased for resale subtracted approximately $1.8 million from the Company's sales total. Increasing pressure is anticipated in the European market for caustic soda in the near future; however, associated chlorine market pricing has been significantly less volatile than in comparable U.S. markets and direct chlorine sales from the French operation are expected to help stabilize the impact of caustic price volatility on revenue.

     COSTS AND EXPENSES

     The Company's costs and expenses decreased $19.0 million or 17.6% to $89.1 million for the quarter ended May 31, 1999 from the prior quarter. Improvement in costs reflects the favorable impact of lower ammonia costs and cost-reduction initiatives realized across all business lines.

     In Nitrogen, costs and expenses decreased $13.1 million to $46.3 million in the current quarter from $59.4 million in the quarter ended May 31, 1998. As a percentage of sales, the totals comprised 92% and 89% for the same periods. The monetary decline is due primarily to lower ammonia costs, 30% of which is purchased from third parties. Lower volumes resulting from the sale of certain warehouse operations also contributed to lower costs. Margins were negatively impacted by higher natural gas prices than during the same period in fiscal 1999, as well as lower selling prices resulting from prevailing market conditions. Selling, general and administrative expenses remained generally constant between the two periods.

     Electrochemicals -- N.A. costs and expenses decreased $.7 million between the comparable periods to $19.4 million for the quarter ended May 31, 1999; however, as a percent of sales, the costs rose approximately 30% due to lower realized selling prices. Lower conversion costs of chlor-alkali products, primarily as a result of improvements to the Company's shared powerhouse and other cost reduction programs were the principal factors contributing to overall lower costs. Lower chlor-alkali costs were partially offset by higher variable costs for HCFC products resulting from increased sales and production volumes.

     Electrochemicals -- Europe total costs and expenses decreased to $22.1 million during the quarter ended May 31, 1999 from $27.4 million during the quarter ended May 31, 1998. The lower costs were primarily associated with lower sales volumes. Relative to sales, costs remained relatively stable for the same time periods.

     OTHER ITEMS AFFECTING NET LOSS

     Interest and amortization of debt expense. Interest and amortization of debt expense increased to $5.6 million for the quarter ended May 31, 1999 from $4.7 in the comparable quarter in the prior fiscal year. Higher average debt balances over the prior quarter to fund capital investments and current year operating requirements coupled with a 1% increase in interest rates on the Company's bank credit facility resulted in the increased interest expense.

     Income from equity investments. The Company has equity investments in ChlorAlp and a nitrogen warehouse. Income derived from the equity investments totaled $1.6 million for the quarter ended May 31, 1999, an increase of $1,089 over the comparable period in the prior year. The increase is primarily comprised of equity income improvements reported from ChlorAlp over the quarterly results for the period ended May 31, 1998 associated with lower natural gas costs and other cost reductions.

     Other income, net. The Company reported net other income of $1.9 million for the quarter ended May 31, 1999 compared to net other expense of $.3 million for the quarter ended May 31, 1998. The majority of the $1.6 million increase is the result of unrealized net gains on cross-currency interest rate swap contracts due to favorable foreign exchange rate movements in the current quarter.

     Benefit (provision) for income taxes. The net tax provision for the quarter ended May 31, 1999 is primarily comprised of the expected liability on income generated in the Company's European operations. Due to uncertainty as to the timing of realization of tax benefits derived from current domestic operating losses, the Company recorded a valuation allowance offsetting the domestic tax benefit. For the quarter ended May 31, 1998, the effective tax rate on continuing operations of 49% reflected the greater relative contribution of the European operations with generally higher effective tax rates to the consolidated pre-tax earnings.

     Discontinued operations. As more fully described in the section entitled Strategic Transactions in the annual report on Form 10-K dated February 28, 1999, the Company sold its entire Aluminas operations in two transactions, completed June 3, 1999. The Company accounted for the financial results of this business segment as a discontinued operation and recorded a loss on the sale of $5.7 million, net of income taxes of $3.6 million, as of February 28, 1999. The results of the discontinued operation for the quarter ended May 31, 1999 approximated the results for the quarter ended May 31, 1998.

     Below is a summary of operating results for Aluminas for the quarters ended May 31, 1999 and 1998, in thousands:

                                                                            QUARTER ENDED MAY 31,
                                                                            ---------------------
                                                                               1999        1998
                                                                               ----        ----

    Net sales......................................................          $ 7,805     $ 8,469
    Operating income (loss)........................................              297        (150)
    EBITDA.........................................................            1,911       1,024

EBITDA

     EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, EBITDA includes the Company's share of ChlorAlp's EBITDA. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

     EBITDA from continuing operations for the quarters ended May 31, 1999 and 1998 was $9.2 million, and $17.8 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $3.6 million was due primarily to lower realized agricultural prices. EBITDA for Electrochemical Products -- North America decreased $4.8 million compared to the prior quarter as a result of sharply lower ECU prices for chlor-alkali products. EBITDA for the Electrochemical Products -- Europe decreased $.6 million in fiscal 1999 mainly because of lower sales prices and volume.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. For the quarter ended May 31, 1999, continuing operations used cash of $11.7 million compared with $.1 million provided in the comparable quarter in the prior year. The decrease in net cash from operations in fiscal 1999 was primarily the result of operating losses incurred during the current quarter and the timing of working capital requirements as compared to the prior quarter.

     Investing Activities. Investing activities related to continuing operations absorbed $6.4 million in the current quarter compared to $8.6 million in the quarter ended May 31, 1998. The decrease is primarily attributable to lower direct capital expenditures, offset by the timing of plant turnaround cash outlays. The decrease in capital expenditure levels reflects the completion of several large projects and is consistent with the Company's capital expenditure plan for this fiscal year. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future capital projects.

     Financing Activities. During the quarter ended May 31, 1999, cash provided by operations was insufficient to fund capital investment and scheduled repayments of long-term debt. Liquidity was provided by the Company's revolving credit facilities, which had outstanding borrowings of $72.1 million as of May 31, 1999 compared with $55.4 million at February 28, 1999. During the current quarter, the Company made scheduled payments under long-term debt agreements of $.7 million. Borrowings under the revolving credit facilities during the fiscal quarter ended May 31, 1998 were $7.7 million lower than in the current quarter due to higher levels of cash provided by operations during the earlier period. Payments of long-term debt totaling $2.5 million during the quarter ended May 31, 1998 were comprised solely of scheduled reductions of debt.


     As discussed in the Notes to the Consolidated Financial Statements, the Company's principal bank credit facility was amended and restated effective February 28, 1999. Under the amended and restated credit facility, certain financial ratios were modified to levels which, based on financial projections at that time, would afford the Company the ability to remain in compliance with such ratios through February 29, 2000. In addition, the amount available under the revolving credit facility was reduced from $125 million to $90 million, subject to a borrowing base calculation. Management has evaluated the Company's cash needs for the year ended February 29, 2000 giving consideration to amounts expected to be available under its credit facilities and cash expected to be generated from operations. Based on that evaluation, management believes that the Company will have sufficient cash to fund planned capital expenditures and otherwise meet its obligations through February 29, 2000. However, there is no guarantee that the Company will be able to achieve expected results if market conditions are worse than expected, or if other events have an adverse effect on the Company's financial condition or results of its operations. In addition, based on current projections, the Company may not be able to comply with the financial covenants included in its credit facility after February 29, 2000. Accordingly, management expects to seek additional modifications to the credit facility prior to the end of the current fiscal year. Furthermore, if the Company is unable to achieve projected financial results prior to February 29, 2000, modifications may be required sooner than expected. While the Company believes that it will be able to obtain such modifications should they become necessary, and by doing so, secure adequate liquidity to meet its future obligations, no assurances can be made. In such case, the Company may be required to seek capital from other sources.

RISK MANAGEMENT

The Company's exposure to and management of market risk from changes in interest rates, exchange rates and commodity prices have not changed significantly from the year ended February 28, 1999. For further information regarding the Company's risk management, see "Management's Discussion and Analysis - Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1999 and "Item 3. Quantitative and Qualitative Disclosures about Market Risk" in this Form 10-Q.

LEGAL MATTERS

     In December 1997, the Company was named as a defendant in three civil antitrust actions (two of which were the same suit filed in separate jurisdictions with one subsequently dismissed). As of June 1999, the Company finalized an agreement with the plaintiff to settle all claims against the Company. Under the terms of that settlement, the Company made an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million.

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from continuing to infringe Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. Having recently obtained a copy of the compliant in this action and retained defense counsel, the Company is assessing the potential impact on its financial position and results of its operations.

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

     Business Systems. The implementation of a new enterprise-wide financial and operational computer system during the past two years, completed in November 1998, has effectively eliminated exposure to any negative impact that Year 2000 may have had on the Company's ability to produce reliable information needed to run its business. The software has been certified Year 2000 compliant by the supplier, and critical components of the business system have been tested. ChlorAlp, is also installing the same system, and expects to have completed its implementation by August, 1999. These systems are critical for, among other things, purchasing activities and payment, order processing and billing, production management and inventory, payroll, and financial reporting.

     Manufacturing Controllers and Processors. Certain of the Company's manufacturing processes are dependent upon microprocessors and controllers, and related software, to regulate and monitor the production of its principal products. The Company has completed its assessment of these items, and did not discover any instances where non-compliance would result in a disruption of operations. The majority of instances of noncompliance involved certain monitoring and data gathering functions. Replacements and upgrades of non-compliant hardware and software are approximately 50% complete and are expected to be finalized by September 1999. Testing for critical components will be conducted during regularly scheduled plant shutdowns, and is expected to be completed by September 1999.

     Third Party. The Company has sent surveys to all significant vendors inquiring about their Year 2000 readiness, and has received responses from approximately 90%. Supplemental procedures are in process with critical raw material and utility suppliers to verify their compliance and to develop contingency plans if necessary. The Company has started surveying its key customers for Y2K readiness to ensure minimal disruption of sales and revenue streams.

     Hardware. Hardware includes the Company's computers, laptops, terminals, and communications hardware such as routers and switches. In the course of replacing its main business systems, the Company has upgraded much of its hardware with systems that are Year 2000 compliant. The Company has completed its assessment of the remaining hardware and has substantially completed necessary upgrades. Testing and replacement of any remaining non-compliant hardware is expected to be completed by September 1999.

     Contingency Planning. The Company is currently assessing external sources of risk and developing contingency plans through commercially reasonable efforts.

     Through May 31, 1999, costs of approximately $.4 million have been incurred in identifying and correcting Year 2000 problems. The Company currently estimates that the total cost of making its systems Year 2000 compliant will not exceed $.8 million.

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

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements and information set forth in this report contain forward-looking statements regarding Management's current plans, objectives, and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (a) statements made concerning strategic plans for growth, (b) statements made regarding future cash flows, compliance with debt covenants, and the availability of funds to meet obligations and fund investments, (c) statements made regarding price expectations in the Company's principal markets, and (d) statements made regarding the outcome and impact on the Company's business, financial condition, or results of operation of the Year 2000 issue and pending litigation and other claims, disputes and legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including chlor-alkali, ammonia, and natural gas), changes in domestic and international market conditions, changes in competitive positions, government regulation, changes in labor relations, the outcome of pending litigation and other claims, changes in general economic conditions and other factors not enumerated herein that are impossible to predict at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates, foreign currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. At May 31, 1999, the Company's position in derivative instruments intended to hedge market risk exposure to fluctuations in interest rates was substantially the same as at February 28, 1999.

     The Company has cross-currency interest rate swaps which provide a measure of protection against interest rate changes and against the impact of fluctuations in the foreign currency exchange rates on the Company's net investment in foreign currency denominated assets. The fair value of the FRF contract was $108 and of the combined DEM contacts was ($262) at May 31, 1999.

     The Company relies upon the supply of natural gas in its production process and has entered into fixed price purchase contracts, collars, swap agreements and other contracts to manage the commodity based market risk exposure. All of the natural gas contracts mature during fiscal 2000. Following is a summary of key contract terms of each the natural gas derivative positions at May 31, 1999 (in thousands, except per MMBTU amounts):

                                                              CONTRACT VOLUME       CONTRACT PRICE
                                                              ---------------       --------------
                                                                (in MMBTU's)          (per MMBTU)

     Fixed price purchase contracts.....................           14,535            $        1.90
     Collars............................................              150            $  1.60/$1.90

     Additionally, the Company participates in a spread oil swap agreement to provide protection against other energy-based commodity price market exposures. Gains or losses on the commodity based derivative contracts are recognized as a component of the related transaction.

     See Note 9 to the Condensed Consolidated Financial Statements on page 7 for further discussion regarding these instruments.

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

     Recent Developments. As previously reported, in December 1997, the Company was named as a defendant in three civil antitrust actions, two of which were the same cases brought in separate jurisdictions, one of which was subsequently dismissed. In June, 1999, the Company has reached an agreement with the plaintiff to settle all claims against the Company. Under the terms of that settlement, the Company made an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million. At February 28, 1999, the Company had accrued the net present value of this settlement.

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from continuing to infringe Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. Having recently obtained a copy of the complaint in this action and retained defense counsel, the Company is assessing the potential impact on its financial position and results of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

Exhibit
  No.                             Description of Exhibit
-------    ---------------------------------------------------------------------

  12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges
  27       Financial Data Schedule (for SEC use only).

---------------


(B)     REPORTS ON FORM 8-K
        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LAROCHE INDUSTRIES INC.
                                       (Registrant)




      Date:  July 14, 1999       By:   /s/ Harold W. Ingalls
            ----------------           -----------------------------------------
                                       Harold W. Ingalls
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




      Date:  July 14, 1999       By:   /s/ Gerald B. Curran
            ----------------           -----------------------------------------
                                       Gerald B. Curran
                                       Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)