Form 10-Q
period 1999-08-31
LAROCHE INDUSTRIES INC
filed 1999-10-15
CIK 797556

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                              FOR QUARTERLY REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM              TO
                                               -------------   --------------

                         COMMISSION FILE NUMBER 33-79532

                                 ---------------





             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                   13-3341472
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

                                 ---------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES. X NO .

INDICATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

            CLASS                            OUTSTANDING AS OF OCTOBER 15, 1999
            -----                            ----------------------------------
   COMMON STOCK, $.01 PAR VALUE                       429,214 SHARES

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             LAROCHE INDUSTRIES INC.


                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------

   PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at August 31, 1999 and February 28, 1999                 1

                Condensed Consolidated Statements of Operations and Comprehensive Loss for the three
                  months and six months ended August 31, 1999 and 1998                                         2

                Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 1999
                  and 1998                                                                                     3

                Notes to Condensed Consolidated Financial Statements                                           4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          11

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                     19


   PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings                                                                              20

   Item 6.      Exhibits and Reports on Form 8-K                                                               20


                             LAROCHE INDUSTRIES INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                            08/31/99          02/28/99
                                                                          ------------      ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  ASSETS
Current assets:
  Cash                                                                         $   1,395          $   5,380
  Receivables:
Trade, net of allowances of $408 and $527 as of August 31,
 1999 and February 28, 1999, respectively                                         63,088             54,527
Other                                                                              9,887              8,233
  Inventories                                                                     23,868             22,105
  Net assets of discontinued operations                                              -               27,080
  Other current assets                                                             6,341              3,468
                                                                                ---------         ---------
            Total current assets                                                 104,579            120,793

Investments and advances to affliates                                             23,510             48,082
Property, plant and equipment, at cost                                           386,464            310,092
  Less accumulated depreciation                                                 (132,525)          (106,497)
                                                                                ---------         ---------
Net property, plant and equipment                                                253,939            203,595
Other assets                                                                      28,296             17,307
                                                                                ---------         ---------
            Total assets                                                       $ 410,324          $ 389,777
                                                                                ---------         ---------
                                                                                ---------         ---------

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Revolving credit facilities                                              $  83,843          $  55,388
      Accounts payable                                                            50,662             48,166
      Accrued compensation                                                         1,699              5,039
      Other accrued liabilities                                                   35,485             34,864
      Current portion of long-term debt                                            5,833              4,375
      Long term debt reclassified as current                                     199,344                -
                                                                                ---------         ---------
           Total current liabilities                                             376,866            147,832

Long-term debt                                                                       -              202,221
Deferred income taxes                                                              7,200              4,044
Other noncurrent liabilities                                                      52,448             45,757
Commitments and contingencies                                                        -                  -
Redeemable common stock                                                              480                528

Stockholders' deficit:
    10% cumulative, voting preferred stock, $.01 par
         value, 200 shares authorized, no shares outstanding                         -                  -
   Common stock, $.01 par value, 1,200 shares
         authorized, 425 non-redeemable shares issued                                  4                  4
   Capital in excess of par value                                                    630                630
   Retained deficit                                                             (25,524)           (10,491)
   Accumulated other comprehensive loss                                          (1,780)              (748)
                                                                                ---------         ---------
           Total stockholders' deficit                                          (26,670)           (10,605)
                                                                                ---------         ---------
                                                                                ---------         ---------
           Total liabilities and stockholders' deficit                         $ 410,324          $ 389,777
                                                                                ---------         ---------
                                                                                ---------         ---------



   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  ----------------------------    -----------------------------
                                                                  AUGUST 31,         AUGUST 31,   AUGUST 31,          AUGUST 31,
                                                                      1999           1998             1999            1998
                                                                  -------------  -------------    -------------   -------------
                                                                        (IN THOUSANDS)                   (IN THOUSANDS)

Net sales                                                              $92,135       $ 93,123        $ 182,750        $212,354
Cost of sales                                                           87,872         80,656          169,105         180,488
                                                                      ---------       --------        ---------       ---------

Gross profit                                                             4,263         12,467           13,645          31,866
Selling, general and administrative expenses                             8,392          8,711           16,223          16,966
                                                                      ---------       --------        ---------       ---------

(Loss) income from continuing operations                                (4,129)         3,756           (2,578)         14,900

Interest and amortization of debt expense                               (6,730)        (4,669)         (12,300)         (9,397)
(Loss) income from equity investments                                       (9)          (518)           1,552             (46)
Other (expense) income, net                                             (1,575)        (2,027)             318          (2,376)
                                                                      ---------       --------        ---------       ---------

(Loss) income from continuing operations before
  income taxes                                                         (12,443)        (3,458)         (13,008)          3,081

(Provision) benefit for income taxes                                    (1,033)           253           (2,025)         (2,952)
                                                                      ---------       --------        ---------        ---------

(Loss) income from continuing operations                               (13,476)        (3,205)         (15,033)            129

Loss from operations of Alumina Chemicals
  division, net of tax benefit                                               0         (1,087)               0          (1,177)
                                                                      ---------       --------        ---------       ---------

Net loss                                                               (13,476)        (4,292)         (15,033)         (1,048)

Other comprehensive loss:
   Foreign currency translation adjustments, net of
   tax benefits of $700, $114, $688 and $162, respectively              (1,004)          (171)          (1,033)           (243)
                                                                      ---------       --------        ---------        ---------

Comprehensive loss                                                   $ (14,480)      $ (4,463)       $ (16,066)      $  (1,291)
                                                                      ---------       --------        ---------        ---------
                                                                      ---------       --------        ---------        ---------



   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               SIX MONTHS ENDED AUGUST 31,
                                                                           -------------------------------------
                                                                                 1999                1998
                                                                           -----------------   -----------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                                          $ (15,033)        $    (1,048)
Depreciation and amortization                                                        16,025              11,925
Net change in operating assets and liabilities:
     Receivables                                                                        455               7,054
     Inventories                                                                      2,039               3,076
     Other assets                                                                     3,606                (706)
     Accounts payable and other liabilities                                         (20,925)            (14,220)
     Noncurrent liabilities and other                                                 3,053               3,883
Loss from discontinued operations and loss on disposal                                  -                 1,176
Net loss (gain) on disposal of assets                                                                       184
Deferred Income Taxes                                                                 3,156                 -
Equity income, net of distributions                                                  (1,157)                 46
                                                                                   ---------            --------
 Net cash (used for) provided by continuing operating activities                     (8,781)             11,370
                                                                                   ---------            --------
 Net cash provided by (used for) discontinued operating activities                     (149)                690
                                                                                   ---------            --------

INVESTING ACTIVITIES
Capital expenditures                                                                (15,885)            (17,597)
Investments in and advances to affliates                                               (207)             (2,960)
Investment in ChlorAlp, net of cash acquired                                        (23,034)                -
Plant turnarounds                                                                    (2,693)                -
Proceeds from the sale of facilities                                                 27,590                 794
                                                                                   ---------            --------

 Net cash used by investing activities of continuing operations                     (14,229)            (19,763)
                                                                                   ---------            --------

 Net cash used by investing activities of discontinued operations                      (307)               (781)
                                                                                   ---------            --------

FINANCING ACTIVITIES
Net borrowings under revolving credit facility                                       20,378               8,419
Sales of common stock with redemption features                                          -                   128
Purchases of common stock with redemption features                                      (48)             (1,646)
Repayments of long-term debt                                                         (1,420)             (5,618)
Dividends paid                                                                          -                  (766)
                                                                                   ---------            --------

 Net cash provided by financing activities                                           18,910                 517
                                                                                   ---------            --------

Effect of exchange rate changes on cash                                                 571                (972)
                                                                                   ---------            --------

 Net decrease in cash                                                                (3,985)             (8,939)
Cash at beginning of period                                                           5,380              12,884
                                                                                   ---------            --------
Cash at end of period                                                              $  1,395          $    3,945
                                                                                   ---------            --------
                                                                                   ---------            --------



   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and six months ended August 31, 1999 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

2.     NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("the Statement"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The Company will be required to implement the Statement in its fiscal year ended February 28, 2001, and it has not yet determined the impact that its adoption may have on the Company's financial position or the results of operations.

3.       ACQUISITIONS

       On June 7, 1999, the Company, through its wholly-owned subsidiary, LII Europe, acquired all the capital stock and equity interest in ChlorAlp held by Rhodia Chimie, S.A. for approximately $27.3 million in cash. The Company previously held a 50% joint venture interest in ChlorAlp, which it acquired on October 17, 1997 for approximately $35.5 million. The acquisition was accounted for as a purchase; accordingly, the August 31, 1999 consolidated statement of operations includes the results of operations of ChlorAlp since the June 7, 1999 acquisition date. The purchase price was allocated based on the estimated fair values of the assets acquired at the acquisition date. The Company funded the purchase largely with proceeds received from the disposition of its Aluminas production facilities in Baton Rouge, Louisiana.

       ChlorAlp is a chlor-alkali operation located in Pont de Claix, France. Its facilities include a diaphragm chlorine and caustic soda plant, a chlorine vaporization and distribution operation, a bleach production facility, a brine extraction operation and a 60% interest in GIE CEVco, a high efficiency 200MW power plant. The Company intends to continue the operation of ChlorAlp substantially in the manner operated prior to the acquisition.

       The following unaudited pro forma information presents a summary of the Company's consolidated results of operations for the three months and six months ended August 31, 1999 and 1998, as if the acquisition of ChlorAlp had occurred on March 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on March 1, 1998, or of the future results of operations.


                                     Three months ended August 31,          Six months ended August 31,
                                   ----------------------------------  ------------------------------------
                                        1999              1998               1999               1998
                                   ----------------  ----------------  -----------------  -----------------

Net Sales                               $   92,135       $   111,135        $   207,133        $   253,823
Net Income
                                          (13,476)           (5,114)           (13,851)            (1,343)


4.     INVENTORIES

Components of inventory from continuing operations are as follows (in thousands):

                                                 AUGUST 31,         February 28,
                                                   1999                 1999

Finished goods and in-progress..                 $ 10,019              $ 7,695

Inventory purchased for resale...                   1,663                3,122

Raw materials....................                   2,379                1,358

Supplies and catalysts...........                  10,347               10,470
                                                  ---------            --------
                                                   24,408               22,645
Less LIFO reserve................                    (540)                (540)
                                                  ---------            --------
                                                 $ 23,868             $ 22,105
                                                  ---------            --------
                                                  ---------            --------



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

6.     PROPERTY, PLANT AND EQUIPMENT

       Components of the Company's property, plant and equipment used in continuing operations are as follows (in thousands):


                                                          AUGUST 31,          February 28,
                                                            1999                  1999
                                                          ----------          ------------
Land and land improvements                                 $ 9,984               $  9,984
Buildings                                                   20,090                 16,651
Machinery and equipment                                    337,585                266,991
Equipment under capital leases                               3,875                  3,875
Construction in progress                                    14,930                 12,591
                                                           --------               --------
Property, plant and equipment, at cost                     386,464                310,092
Accumulated depreciation                                  (132,525)              (106,497)
                                                           --------               --------
Property, plant and equipment, net                        $253,939               $203,595
                                                           --------               --------
                                                           --------               --------


7.     BORROWING ARRANGEMENTS

       The Company's borrowings include the following (in thousands):

                                                          AUGUST 31,              February 28,
                                                            1999                     1999
                                                        -----------               -----------
Revolving credit facilities                             $   83,843                  $  55,388
                                                        -----------               -----------
                                                        -----------               -----------

Term debt:
  9 1/2% senior subordinated notes                      $   174,366                 $ 174,327
  13% senior subordinated notes                                 915                       915
  Term loan                                                  29,896                    31,354
                                                        -----------               -----------
        Total                                               205,177                   206,596
Less current portion                                         (5,833)                   (4,375)
Less  long-term portion reclassified as current            (199,344)                        -
                                                        -----------               -----------
Long-term debt                                          $         -                 $ 202,221
                                                        -----------               -----------



       As of February 28, 1999, the Company's senior bank credit facility (the "Credit Facility") was amended and restated to bring the Company into compliance with certain financial covenants. As part of the amendment and restatement, availability under the revolving credit facility (the "Revolving Credit Facility") was limited to the lesser of $90 million or a borrowing base (the "Borrowing Base"), which is determined monthly based on a percentage of trade receivables, inventory, and property plant and equipment, including approximately $14 million of certain foreign assets (the "Deemed Foreign Assets").

       On September 14, 1999, the Company further amended the Credit Facility in order to increase borrowing availability under the Revolving Credit Facility. The amendment was necessary as a result of lower than expected cash flows and receivable and inventory balances caused principally by the temporary suspension of operations of the Company's chlor-alkali and fluorocarbons plants in Gramercy, Louisiana and continued depressed market conditions for the Company's domestic nitrogen products.

       The amendment, among other things, allows the Company to include certain non-trade receivables in its Borrowing Base through December 10, 1999, which, based on current expectations, will allow the Company to borrow up to $90 million under the Revolving Credit Facility. After December 10, 1999, these non-trade receivables together with the Deemed Foreign Assets will not be included in the Borrowing Base. As a result of such reductions in the Borrowing Base, based on current forecasts, approximately $70 to $73 million will be available under the Revolving Credit Facility after December 10, 1999, and therefore, amounts available thereunder will not likely be adequate to meet the Company's cash needs. Accordingly, the Company has reclassified all amounts due under the Credit Facility, as well as other long-term debt subject to cross default provisions, to current liabilities in the accompanying August 31, 1999 balance sheet. With assistance from its financial and legal advisors, the Company is currently exploring a number of alternatives and is working with its lender group to address the Company's cash requirements at December 10, 1999 and thereafter.

       As of August 31, 1999, the Company was in compliance with all covenants included in the Credit Facility. The weighted average borrowing rate as of August 31, 1999 was 8.6%. As of October 14, 1999, the Company had approximately $86.4 million in outstanding borrowings and letters of credit under the Revolving Credit Facility, and approximately $3.6 million available without violating any of the covenants of the Credit Facility or the Bonds Indenture. Approximately $14.5 million was outstanding under German and French credit agreements, with approximately $4.5 million available for additional borrowings.

       The amended and restated Credit Facility imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders.

8.     COMMITMENTS AND CONTINGENCIES

         On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from its alleged continuing infringement of Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, valid and enforceable defenses and/or counter claims exist in favor of the Company and the Company currently intends to defend the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainty the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of operations.

       In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts in these matters are material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management the resolution of these matters is not likely to have a material adverse effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.

9.     INCOME TAXES

       Reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations follows (in thousands):

                                                           THREE MONTHS ENDED AUGUST 31,   SIX MONTHS ENDED AUGUST 31,
                                                                1999           1998           1999            1998
                                                            -------------  -------------  -------------   --------------
Tax benefit (provision) at federal statutory rate                $ 4,355      $   1,210         $4,553       $  (1,078)
State income taxes, net of federal income tax benefit                392                           576
                                                                                    125                            (90)
Foreign tax provision in excess of federal statutory               (402)                         (703)
rate                                                                            (1,025)                         (1,768)
Increase valuation allowance                                     (5,514)                       (6,621)
                                                                                      -                               -
Other                                                                137
                                                                                   (57)            170             (16)
                                                            -------------  -------------  -------------   --------------
Total                                                           $(1,032)        $   253       $(2,025)       $  (2,952)
                                                            -------------  -------------  -------------   --------------
                                                            -------------  -------------  -------------   --------------



       The Company has not recognized any benefit from the future use of current domestic operating loss carryforwards because management's evaluation of available evidence in assessing the current realizability of the related tax benefits indicates that the underlying assumptions of future domestic profitability contains risks that do not provide sufficient assurance (based on generally accepted accounting principles) to recognize such tax benefits. The Company will continue to assess the valuation allowance and make adjustments as appropriate in future periods.

10.    FINANCIAL INSTRUMENTS

       The Company is exposed to the impact of interest and foreign exchange rate changes. With an objective of managing the impact of such changes on earnings and cash flow, the Company is a party to a French Franc (FRF) cross-currency interest rate swap contract. At August 31, and February 28, 1999, the fair value of the FRF contract was approximately ($507) and ($2,871), respectively. The Company previously had two Deutsche Mark (DEM) contracts which had a combined fair market value of ($2,302) at February 28, 1999. The DEM contracts were liquidated in July 1999 for a gain of approximately $1.1 million.

       At August 31, 1999 the Company has commitments outstanding under natural gas fixed price purchase contracts to purchase approximately $2,306 of natural gas during fiscal 2000. If the Company settled these contracts at August 31, 1999, a gain of $1,244 would have been recognized.

       The following sets forth the open positions and the fair value of the Company's natural gas collar positions, which mature in the current fiscal year, as of August 31 and February 28, 1999.

                                                        QUANTITY              FAIR VALUE           CARRYING VALUE
                                                        --------              ----------           --------------
          AUGUST 31, 1999                             (IN MMBTU'S)

          Purchased Call Options...............           ---                     ---                   $ ---
          Written Put Options..................           ---                     ---                     ---

                                                        QUANTITY              FAIR VALUE           CARRYING VALUE
                                                        --------              ----------           --------------
          AUGUST 31, 1999                             (IN MMBTU'S)

          Purchased Call Options...............          5,002                   $106                   $ ---
          Written Put Options..................          5,002                    (39)                    ---





       The fair values are based on quoted market prices. Approximately 12.3% of the Company's estimated requirements for fiscal 2000 are subject to forward or collar agreements.

       During the quarter ended August 31, 1999, the Company recorded a realized gain of $302 on positions maturing or liquidated during the quarter, and had an unrealized gain of $159 on remaining contracts under the spread oil swap agreement associated with natural gas purchases in France. The fair market value of the remaining open positions under the spread oil swap agreement is approximately $850 at August 31, 1999.

11.    SEGMENT INFORMATION

       The Company's continuing operations are comprised of three principal business segments: Nitrogen Products, Electrochemical Products - North America ("Electrochemicals - NA") and Electrochemical Products - Europe ("Electrochemicals - Europe"). The Nitrogen Products segment consists of facilities that manufacture and distribute agricultural and industrial nitrogen products and distribute other agricultural fertilizers in North America. The Electrochemicals - NA segment consists of caustic soda, chlorine and fluorocarbons production facilities. The Electrochemicals - Europe segment consists of caustic soda, chlorine and chlorinated methane compound production facilities located in France and Germany. There is no overlap in operational management reporting of or decision-making authority over Electrochemicals - NA and Electrochemicals - Europe. Operating profit includes all costs and expenses directly related to the segment involved. Following is a tabulation of business segment information for continuing operations for each of the quarters ended August 31, 1999 and 1998, respectively (in thousands).

                                                       Three months ended August 31,    Six months ended August 31,
                                                             1999          1998             1999            1998
                                                          ----------     ---------        --------      ----------
 Net Sales:
 Nitrogen products                                          $ 37,505      $ 43,022        $  87,911      $ 109,811
 Electrochemical products - North America                      9,747        18,197           24,715         39,397
 Electrochemical products - Europe                            44,883        31,904           70,124         63,146
                                                          ----------     ---------        --------      ----------
 Total                                                      $ 92,135      $ 93,123        $ 182,750      $ 212,354
                                                          ----------     ---------        --------      ----------
                                                          ----------     ---------        --------      ----------

 Income (loss) from continuing operations:
 Nitrogen products                                          $    361      $  2,276         $  4,490       $  9,652
 Electrochemical products - North America                     (4,446)          736           (8,416)         2,308
 Electrochemical products - Europe                             1,767         1,850            4,877          5,731
 Corporate expense                                            (1,811)       (1,106)          (3,529)        (2,791)
                                                          ----------     ---------        --------      ----------
 Income from continuing operations                            (4,129)        3,756           (2,578)        14,900
 Interest and amortization expense                            (6,730)       (4,669)         (12,300)        (9,397)
 Income from equity investments                                   (9)         (518)           1,552            (46)
 Other income, net                                            (1,575)       (2,027)             318         (2,376)
                                                          ----------     ---------        --------      ----------
 (Loss) income from continuing operations
   before income taxes and other items                      $(12,443)     $ (3,458)       $ (13,008)      $  3,081
                                                          ----------     ---------        --------      ----------
                                                          ----------     ---------        --------      ----------
 EBITDA:
 Nitrogen products                                          $  3,821      $  5,361        $  10,799       $ 15,967
 Electrochemical products - North America                     (2,000)        2,195           (3,552)         5,472
 Electrochemical products - Europe                             4,381         3,003            9,979          9,207
 Corporate expense                                            (1,820)         (174)          (3,637)        (2,449)
                                                          ----------     ---------        --------      ----------
 Total                                                      $  4,382      $ 10,385        $  13,589       $ 28,197
                                                          ----------     ---------        --------      ----------
                                                          ----------     ---------        --------      ----------

       EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, prior to its acquisition in June 1999, EBITDA also included the Company's equity interest in the EBITDA of ChlorAlp. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS.

       The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and with the Company's consolidated audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended February 28, 1999.

SIGNIFICANT DEVELOPMENTS

       During the quarter ended August 31, 1999, the Company continued to make progress on strategic initiatives outlined in the 1999 fiscal year-end discussion in its annual report on Form 10-K, while addressing continued weak domestic market conditions. For the quarter ended August 31, 1999, domestic pricing for the Company's nitrogen and chlor-alkali products remained near recent historic lows, which contributed to the operating losses during the period.

       On June 3, 1999, the Company completed the sale of the manufacturing facilities, real estate and related assets comprising its Aluminas business ("Aluminas") for approximately $39.5 million in cash including specific working capital. On June 7, 1999, the Company, through its wholly-owned subsidiary, LII Europe, acquired all the capital stock and equity interest of ChlorAlp, the chlor-alkali operation in Pont-de-Claix, France in which the Company previously held a 50% joint venture interest. The purchase price for the remaining 50% interest was approximately $27.5 million.

       On July 5, 1999, an explosion at an adjacent manufacturing site owned by Kaiser Aluminum and Chemical Corp. caused a temporary suspension of production at the Company's electrochemical manufacturing facility in Gramercy, Louisiana. Fluorocarbon production was resumed in mid-August. Resumption of chlor-alkali production, however, is dependent upon restoration of services from a power plant shared with Kaiser. The Company is working with Kaiser and others to restore power in an expeditious and cost-effective manner, and currently anticipates resumption of chlor-alkali production in early November 1999. Through August 31, 1999, the Company estimates that it has incurred approximately $3.5 million in lost margin from product sales and increased costs as a result of the shut down, and will incur approximately $2.8 million of additional losses between September 1, 1999 and the expected resumption of chlor-alkali operations. In addition, physical damages are expected to be approximately $2.0 million to restore the plant facilities to their condition before the explosion. The Company expects to recover all of these losses and increased costs from insurance proceeds, net of deductibles of approximately $1.6 million. During the three months ended August 31, 1999, the Company recorded approximately $1.9 million of receivables for business interruption claims, which represent the amount of recovery the Company expects to receive through that date.

       On September 14, 1999, the Company amended its existing senior secured credit facility in order to increase borrowing availability under its revolving credit facility (the "Revolving Credit Facility"). The amendment was necessary as a result of lower than expected cash flows and receivable and inventory balances caused principally by the temporary suspension of operations of the Company's chlor-alkali and fluorocarbons plants (discussed in the preceding paragraph) and continued depressed market conditions for the Company's domestic nitrogen products. The amendment, among other things, allows the Company to include certain non-trade receivables in its Borrowing Base through December 10, 1999, which, based on current expectations, will allow the Company to borrow up to $90 million under the Revolving Credit Facility. However, after December 10, 1999, these non-trade receivables together with certain deemed foreign assets will not be eligible for inclusion in the Borrowing Base. As a result of such reductions, based on current forecasts, availability under the Revolving Credit Facility will be reduced to approximately $70 to $73 million after December 10, 1999, and accordingly, will not likely be adequate to meet the Company's cash needs. As required by the amendment, the Company has engaged the services of PricewaterhouseCoopers to review the Company's capital structure and business strategy and to develop recommendations for strengthening the Company's competitive and financial position. With this assistance from PricewaterhouseCoopers and others, the Company is currently exploring a number of alternatives and is working with its lender group to address the Company's cash requirements at December 10, 1999 and thereafter.

RESULTS OF OPERATIONS

       SUMMARY

       The Company incurred losses from continuing operations of $4.1 and $2.6 million for the three months and six months ended August 31, 1999 as compared to operating income of $3.8 and $14.9 million generated by the same businesses for the three months and six months ended August 31, 1998. The deterioration of results from the prior periods to the current periods is primarily the result of continued weak prices for the Company's North American derivative nitrogen and chlor-alkali products. Losses from North American operations were partially offset by income from the Company's European electrochemical operations, which include the operating results for the ChlorAlp facility since its purchase on June 7, 1999.


                                 THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           ------------------------------------------ -----------------------------------------------
(AMOUNTS IN THOUSANDS)        AUGUST 31, 1999      AUGUST 31, 1998        AUGUST 31, 1999        AUGUST 31, 1998
                           --------------------- -------------------- ---------------------  ------------------------
                                       PERCENT              PERCENT               PERCENT                 PERCENT
                            AMOUNT     OF TOTAL   AMOUNT    OF TOTAL    AMOUNT    OF TOTAL     AMOUNT     OF TOTAL
                            ------     --------   ------    --------    ------    --------     ------     --------
 NET SALES:
 Nitrogen products         $  37,505      40.7%    $43,022     46.2%   $ 87,911      48.1%     $109,811      51.7%
 Electrochemical-N. A          9,747      10.6%     18,197     19.5%     24,715      13.5%       39,397      18.6%
 Electrochemical-Europe       44,883      48.7%     31,904     34.3%     70,124      38.4%       63,146      29.7%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
     Total                 $  92,135     100.0%   $ 93,123    100.0%   $182,750     100.0%     $212,354     100.0%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
 INCOME (LOSS) FROM
OPERATIONS:
 Nitrogen products         $     361      -8.7%   $  2,276     60.6%   $  4,490    -174.2%     $  9,652      64.8%
 Electrochemical-N. A         (4,446)    107.7%        736     19.6%     (8,416)    326.5%        2,308      15.5%
 Electrochemical-Europe        1,767     -42.8%      1,850     49.3%      4,877    -189.2%        5,731      38.5%
 Corporate                    (1,811)     43.8%     (1,106)   -29.5%     (3,529)    136.9%       (2,791)    -18.8%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
     Total                 $  (4,129)    100.0%   $  3,756    100.0%   $ (2,578)    100.0%     $ 14,900     100.0%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------

 EBITDA:
 Nitrogen products         $   3,821       87.2%    $ 5,361     51.6%   $ 10,799      79.5%    $ 15,967      56.6%
 Electrochemical-N. A         (2,000)     -45.6%      2,195     21.1%     (3,552)    -26.1%       5,472      19.4%
 Electrochemical-Europe        4,381      100.0%      3,003     28.9%      9,979      73.4%       9,207      32.7%
 Corporate                    (1,820)     -41.6%       (174)    -1.6%     (3,637)    -26.8%      (2,449)     -8.7%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
 Total                     $   4,382      100.0%   $10,385     100.0%  $  13,589     100.0%   $  28,197      100.0%
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------
                           ----------  --------- ---------- --------- ----------- ---------  -----------  ---------

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

       NET SALES


       Consolidated net sales of $92.1 million for the quarter ended August 31, 1999 ("current quarter") decreased $1.0 million or 1% from sales of $93.1 million for the quarter ended August 31, 1998 ("prior quarter"). The decline was primarily due to a decrease in prices on principal North American products and German caustic and CHC prices, offset by the inclusion of ChlorAlp sales during the current quarter.

       Nitrogen products' net sales in the current quarter decreased $5.5 million or 13% from the prior quarter activity. The market value of ammonia declined approximately 20% from $132 per ton in the prior quarter to $106 per ton in the current quarter, and accounted for $2.0 million of the decrease. This decline in ammonia market prices was attributable to new capacity added towards the end of calendar year 1998. Continued declines in nitrogen pricing in both agricultural and industrial grade products resulted in a $2.8 million reduction in sales as compared to the prior quarter. Agricultural prices are lower primarily as the result of the availability of low-priced import product from Russia. Industrial grade products have experienced a gradual decline due to general market pressure toward lower prices. In addition, the absence of sales from our Caruthersville facility, which was sold in September 1998, also contributed to lower nitrogen product sales as compared to the prior quarter.

       Electrochemicals - N.A.'s net sales for the current quarter decreased $8.5 million or 46% compared to the prior quarter. Depressed prices for the Company's chlor-alkali products, which averaged $173 per ECU ton for the industry in the current quarter compared to $317 per ECU ton in the prior quarter, caused $5.7 million of the decline. These depressed prices were primarily due to decreased international demand for chlorine derivatives and decreased demand for caustic in the pulp and paper industry. Industry reports indicate that the chlor-alkali market has begun to turn around with a number of announced price increases in October. Additional price increases are forecasted in the next three to six months. In addition to lower ECU prices, the Kaiser explosion, which occurred on July 5, 1999 (see "Significant Developments" for further discussion) resulted in $3.3 million, net of anticipated recoveries, in lost sales related to both chlor-alkali and fluorocarbon product volumes.

       Electrochemicals - Europe net sales in the current quarter increased $13.0 million or 41% compared to the prior quarter. The consolidation of the results of operations for the Company's ChlorAlp facility which had previously been accounted for by the equity method (see "Significant Events" section for further discussion), resulted in a $21.1 million increase in net sales over the prior quarter. Offsetting this increase was a decline in the net sales of the Company's German facility. Continued competitive market conditions in caustic and CHC products resulted in reduced prices realized for these products over the prior quarter. Also, loss of volume related to a large resale customer contributed to the decline. Continued pressure is anticipated in the European market for caustic and CHC products.

       COSTS AND EXPENSES

       The Company's costs and expenses increased $6.9 million or 8.0% over the prior quarter. Increased costs are primarily the result of the consolidation of the ChlorAlp facility offset by the favorable impact of lower ammonia costs and reduced volumes across North American products, and reduced SGA costs.

       In Nitrogen products, costs and expenses decreased $3.6 million or 9.0% compared to the prior quarter to $37.2 million. Decreased costs of resale ammonia resulted in a $3.8 million savings over the prior quarter, which is impacted by the decline in ammonia values (see "Net Sales" section for market changes over the prior period). Offsetting this reduction is $3.0 million of additional ammonia costs due to increased sales volumes over the prior quarter. Additional savings were realized as a result of decreased volumes in agricultural resale products related to the sale of the Company's Caruthersville warehouse in September 1998 and reduced SG&A expenses due to the Company's reorganization completed in January 1999.

       Electrochemicals - N.A. costs and expenses decreased $3.3 million or 19% to $14.2 million from $17.5 million in the prior quarter. Decreased costs related to the Kaiser explosion which occurred on July 5, 1999 (see "Significant Developments" section for further discussion) resulted in lost volumes of both chlor-alkali and fluorocarbon products and a $2.5 million reduction in costs over the prior quarter. Reduction in SG&A expenses were also realized over the prior quarter related to the Company's reorganization completed in January 1999.

       Electrochemicals - Europe total costs and expenses increased $13.1 million or 43% to $43.1 million during the current quarter from $30.0 million during the prior quarter. The consolidation of operating results for the Company's ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion) resulted in a $20.0 increase in costs over the prior quarter. Offsetting this increase was a reduction in costs related to the loss of a major resale customer of the German facility. Relative to sales, costs remained relatively stable for the same time periods.

       OTHER ITEMS AFFECTING NET LOSS

       INTEREST AND AMORTIZATION OF DEBT EXPENSE. Interest and amortization of debt expense increased $2.1 million over the prior quarter to $6.7 million. Higher average debt balances over the prior quarter to fund capital investments and current year operating requirements coupled with a 1% increase in interest rates on the Company's bank credit facility resulted in the increased interest expense.

       INCOME FROM EQUITY INVESTMENTS. Income from equity investments increased $.5 million over the prior quarter primarily due to the consolidation of the ChlorAlp production facility in the current quarter, which was previously held as an equity investment, and had incurred a net loss in the second quarter of the prior year.

        OTHER (EXPENSE) INCOME, NET. The Company reported net other expense of $1.6 million for the current quarter compared to net other expense of $2.0 million in the prior quarter. The majority of the $.4 million decrease in other expense is primarily the result of favorable foreign exchange rate movements in the current quarter as compared to the prior quarter, which impacts mark to market values of cross currency interest rate swap agreements.

       BENEFIT (PROVISION) FOR INCOME TAXES. The net tax provision for the current quarter is primarily comprised of the expected liability on income generated in the Company's European operations. Due to uncertainty as to the timing of realization of tax benefits derived from current domestic operating losses, the Company recorded a valuation allowance offsetting the domestic tax benefit

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

       NET SALES

       Consolidated net sales of $182.8 million for the six months ended August 31, 1999 ("current period") decreased $29.6 million or 14% from net sales of $212.4 million for the six months ended August 31, 1998 ("prior period"). The decline was primarily due to a decrease in prices on principal North American products and German caustic and CHC prices, offset by the addition of ChlorAlp sales since its purchase on June 7, 1999.

       Nitrogen products' net sales in the current period decreased $21.9 million or 20% from the prior period activity. Decreased volumes of agricultural resale product related to the sale of the Company's Caruthersville warehouse facility in September, 1998 resulted in a $13.2 million decline in net sales over the prior period. A 16% decline in the market value of ammonia to $110 per ton in the current period as compared to the prior period value of $131 per ton, resulted in a $3.7 million reduction in net sales. Continued declines in nitrogen pricing in both agricultural products, as a result of Russian imports, and in industrial grade products, due to general market pressures, resulted in an $8.3 million decrease in net sales over the prior period. Offsetting these declines is an increase in net revenues over the previous period related to additional sales volumes of ammonia.

       Electrochemicals - N.A.'s net sales for the current period decreased $14.7 million or 37% compared to the prior period. Depressed prices for the Company's chlor-alkali products, which averaged $172 per ECU ton for the industry in the current period compared to $342 per ECU ton in the prior period, resulted in a $12.7 million decline in net sales. Additionally, the Kaiser explosion, which occurred on July 5, 1999 (see "Significant Developments" for further discussion) resulted in a $3.3 million decline related to both chlor-alkali and fluorocarbon product volumes.

       Electrochemicals - Europe's net sales in the current period increased $7.0 million or 11% compared to the prior period. The consolidation of the ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion), resulted in a $21.1 million increase in net sales over the prior period. Offsetting this increase was a decline in the net sales of the Company's German facility. Continued competitive market conditions in caustic and CHC products resulted in reduced prices realized for these products over the prior period. Also, lost volume related to a large resale customer contributed to the decline.

       COSTS AND EXPENSES

       The Company's costs and expenses decreased $12.1 million or 6.1% over the prior period. Decreased costs represent the favorable impact of lower ammonia costs and cost reduction initiatives realized across all other business lines, offset by in the inclusion of ChlorAlp's costs and expenses in the Company's consolidated operating results since its acquisition on June 7, 1999.

       In Nitrogen, costs and expenses decreased $16.8 million or 16.8% to $83.4 million from $100.2 million in the prior period. Decreased costs of resale ammonia resulted in a $4.9 million savings over the prior period; however, the decrease was more than offset by additional sales volumes, which resulted in $5.5 million of incremental ammonia cost over the prior period. Cost reductions of $12.5 million were realized as a result of decreased volumes in agricultural resale products related to the sale of the Company's Caruthersville warehouse in September 1998. SG&A expenses declined over the prior period due to the Company's reorganization completed in January 1999.

        Electrochemicals - N.A.'s costs and expenses decreased $4.0 million or 10.8% to $33.1 million from $37.1 million in the prior period. Decreased costs related to the Kaiser explosion which occurred on July 5, 1999 (see "Significant Developments" section for further discussion) resulted in lost volumes of both chlor-alkali and fluorocarbon products and a $2.5 million reduction in costs over the prior period. Reductions in SG&A expenses were also realized over the prior period related to the Company's reorganization completed in January 1999.

       Electrochemicals - Europe's costs and expenses increased $7.8 million or 13.6% to $65.3 million from $57.4 million in the prior period. The consolidation of operating results for the Company's ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion) resulted in a $20.0 increase in costs over the prior quarter. Offsetting this increase was a reduction in costs related to the loss of a major resale customer of the German facility, as well as cost reduction initiatives which lowered certain production costs.

       OTHER ITEMS AFFECTING NET LOSS

       INTEREST AND AMORTIZATION OF DEBT EXPENSE. Interest and amortization of debt expense increased $2.9 million over the prior period to $12.3 million. Higher average debt balances to fund capital investments, current year operating requirements and a 1% increase in interest rates on the Company's bank credit facility resulted in the increased interest expense.

       INCOME FROM EQUITY INVESTMENTS. Income from equity investments has increased $1.6 million over the prior period primarily due to improved results of operations of ChlorAlp, in which the Company held a 50% joint venture interest in the first quarter of the current fiscal year before acquiring 100% ownership in June 1999.

       OTHER INCOME, NET. The Company reported net other income of $.3 million for the current period compared to net other expense of $2.4 million in the prior period. The majority of the $2.7 million increase is the result of net gains on cross-currency interest swap contracts due to favorable foreign exchange rate movements in the current period.

       BENEFIT (PROVISION) FOR INCOME TAXES. The net tax provision for the current quarter is primarily comprised of the expected liability on income generated in the Company's European operations. Due to uncertainty as to the timing of realization of tax benefits derived from current domestic operating losses, the Company recorded a valuation allowance offsetting the domestic tax benefit.

       EBITDA

       EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, prior to its acquisition in June 1999, EBITDA also included the Company's equity interest in the EBITDA of ChlorAlp. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

       EBITDA from continuing operations for the quarters ended August 31, 1999 and 1998 was $4.4 million and $10.4 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $1.5 million was due primarily to lower realized nitrogen prices. EBITDA for Electrochemical Products - NA decreased $4.2 million compared to the prior quarter as a result of sharply lower ECU prices for chlor-alkali. EBITDA for Electrochemical Products - Europe increased $1.4 in the current quarter due to the consolidation of the ChlorAlp facility in the current quarter, which previously only included 50% of the EBITDA impact of the results of operations, offset by the decline in caustic and CHC product prices of the Company's German facility.

        EBITDA from continuing operations for the six months ended August 31, 1999 and 1998 was $13.6 million and $28.2 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $5.2 million was due primarily to lower realized nitrogen prices. EBITDA for Electrochemical Products - NA decreased $9.0 million compared to the prior period as a result of sharply lower ECU prices for chlor-alkali. EBITDA for the Electrochemical Products -Europe increased $.7 million in the current period over the prior period primarily due to the consolidation of the ChlorAlp facility in the current quarter, which previously only included 50% of the EBITDA impact of the results of operations, offset by the decline in caustic prices of the Company's German facility.

LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES. For the six months ended August 31, 1999, continuing operations used cash of $8.8 million compared with $11.4 million provided in the comparable period in the prior year. The decrease in net cash from operations in fiscal 1999 was primarily the result of operating losses incurred during the current quarter, the suspension of operations at the Gramercy electrochemicals manufacturing plant, and the timing of working capital requirements as compared to the prior quarter.

       INVESTING ACTIVITIES. During the period, the Company used proceeds from the sale of its Aluminas Chemical division to purchase the 50% interest in ChlorAlp. Investing activities related to continuing operations absorbed $14.2 million in the six month period ended August 31, 1999 compared to $19.8 million in the similar period ended August 31, 1998. The decrease is primarily attributable to lower capital expenditures in the Company's domestic operations, offset by higher expenditures from the European operations, including capital expenditures of ChlorAlp. The decrease in capital expenditure levels reflects the completion of several large projects and is consistent with the Company's capital expenditure plan for this fiscal year. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future capital projects.

       FINANCING ACTIVITIES. During the six months ended August 31, 1999, cash provided by operations was insufficient to fund capital investment and scheduled repayments of long-term debt. Liquidity was provided by the Company's revolving credit facilities, which had outstanding borrowings of $83.8 million as of August 31, 1999 compared with $55.4 million at February 28, 1999. During the period, the Company made scheduled payments under long-term debt agreements of $1.5 million. Borrowings under the revolving credit facilities during the six months ended August 31, 1998 were $12.0 million lower than in the current year due to higher levels of cash provided by operations during the earlier period. Payments of long-term debt totaling $5.6 million during the six months ended August 31, 1998 were comprised solely of scheduled reductions of debt.

       As discussed in more detail in the Notes to the Condensed Consolidated Financial Statements and under the heading "Significant Developments" herein, the Company's principal bank credit facility was amended and restated effective February 28, 1999. Under the amended and restated credit facility, the amount available under the Revolving Credit Facility was reduced from $125 million to $90 million, subject to a borrowing base calculation. As a result of lower than expected cash flows during the first six months of fiscal 2000, additional modifications to the facility were required in September 1999. These modifications included a temporary increase in the Borrowing Base by allowing the inclusion of certain non-trade receivables. These temporary increases in the Borrowing Base, along with the inclusion of certain deemed foreign assets, will expire on December 10, 1999. Based on current projections, after such reduction in the Borrowing Base, the Revolving Credit Facility will not likely be adequate to meet the Company's cash needs. The Company has engaged the services of PricewaterhouseCoopers to review the Company's capital structure and business strategy and to develop recommendations for strengthening the Company's competitive and financial position. With this assistance from PricewaterhouseCoopers and other financial and legal advisors, the Company is currently exploring a number of alternatives and working with its lender group to address the Company's cash requirements at December 10, 1999 and thereafter.

RISK MANAGEMENT

       The Company's exposure to and management of market risk from changes in interest rates, exchange rates and commodity prices have not changed significantly from the year ended February 28, 1999. For further information regarding the Company's risk management see "Item 7A", Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1999 and "Item 3. Quantitative and Qualitative Disclosures about Market Risk" in this Form 10-Q.

LEGAL MATTERS

         On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from continuing to infringe Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, that valid and enforceable defenses and/or counter claims exist in favor of the Company and the Company currently intends to defend the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainty the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of its operations.

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

YEAR 2000 COMPLIANCE

       The Company's Year 2000 project, which began in mid-1998, is a continuing review and evaluation of business systems and process controls for the purpose of identifying ways in which these systems and the Company could be adversely affected by incorrectly processing date information on and after January 1, 2000 ("Year 2000"). The Company is conducting its review and evaluation in four main areas: Business Systems, Manufacturing Controllers and Processors, Third Party Compliance, and Hardware. The process includes assessing the impact of the calendar change to Year 2000 on all systems used by the Company and the associated upgrade costs, upgrading systems that are not Year 2000 ready, and testing and monitoring systems for Year 2000 readiness. A summary of the Company's progress in each of these areas follows:

       BUSINESS SYSTEMS. The implementation of a new enterprise-wide financial and operational computer system during the past two years, completed in November 1998, has effectively eliminated exposure to any negative impact that Year 2000 may have had on the Company's ability to produce reliable information needed to run its business. The software has been certified Year 2000 compliant by the supplier, and critical components of the business system have been tested. ChlorAlp has also installed the same system and expects to have completed its implementation by the end of October 1999. These systems are critical for, among other things, purchasing activities and payment, order processing and billing, production management and inventory, payroll, and financial reporting.

       MANUFACTURING CONTROLLERS AND PROCESSORS. Certain of the Company's manufacturing processes are dependent upon microprocessors and controllers, and related software, to regulate and monitor the production of its principal products. The Company has completed its assessment of these items, and did not discover any instances where noncompliance would result in a disruption of operations. The majority of instances of noncompliance involved certain monitoring and data gathering functions. Replacements and upgrades of noncompliant hardware and software are approximately 80% complete and are expected to be finalized by November 1999. Testing for critical components has been conducted during regularly scheduled plant shutdowns and is expected to be completed by November 1999.

       THIRD PARTY. The Company has sent surveys to all significant vendors inquiring about their Year 2000 readiness and has received responses from approximately 90%. Supplemental procedures are in process with critical raw material and utility suppliers to verify their compliance and to develop contingency plans if necessary.

       HARDWARE. Hardware includes the Company's computers, laptops, terminals, and communications hardware such as routers and switches. In the course of replacing its main business systems, the Company has upgraded much of its hardware with systems that are Year 2000 compliant. The Company has completed its assessment of the remaining hardware and has substantially completed necessary upgrades, except for certain telecommunications hardware. Testing and replacement of the remaining telecommunications hardware is expected to be completed by November 1999.

        CONTINGENCY PLANNING. The Company is currently assessing external sources of risk and developing contingency plans through commercially reasonable efforts.

       Through August 31, 1999, costs of approximately $.4 million have been incurred in identifying and correcting Year 2000 problems. The Company currently estimates that the total cost of making its systems Year 2000 compliant will not exceed $.8 million.

       Based on the Company's efforts as described above, management believes that it has identified and corrected all internal systems that could have had a material adverse effect on the Company. Management also believes that it has identified all significant external sources of risk, and is currently preparing contingency plans to minimize any potential negative impact of such risks. However, because certain of these risks are outside of the control of the Company, there can be no assurance that the Company will be able to successfully remedy problems that are discovered and, accordingly, there can be no assurance that such noncompliance will not have a material adverse effect on the Company's financial position and results of operation.

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

       The Company is exposed to market risk, including changes in interest rates, foreign currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. At August 31, 1999, the Company's position in derivative instruments intended to hedge market risk exposure to fluctuations in interest rates was substantially the same as at February 28, 1999.

       The Company has a French Franc (FRF) cross-currency interest rate swap which provides a measure of protection against interest rate changes and against the impact of fluctuations in the foreign currency exchange rates on the Company's net investment in FRF denominated assets. The fair value of the FRF contract was ($507) at August 31, 1999.

       The Company relies upon the supply of natural gas in its production process and has entered into fixed price purchase contracts and other contracts to manage the commodity based market risk exposure. All of the natural gas contracts mature during fiscal 2000. Following is a summary of key contract terms of each the natural gas derivative positions at August 31, 1999 (in thousands, except per MMBTU amounts):

                                                           CONTRACT VOLUME       CONTRACT PRICE
                                                           ---------------       --------------
                                                            (IN MMBTU'S)           (PER MMBTU)
       Fixed price purchase contracts..................         1,220                $ 1.90




       Additionally, the Company participates in a spread oil swap agreement to provide protection against other energy-based commodity price market exposures. Gains or losses on the commodity based derivative contracts are recognized as a component of the related transaction.

       See Note 10 to the Condensed Consolidated Financial Statements on page 8 for further discussion regarding these instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       GENERAL. The Company and its subsidiaries have been named as defendants in a number of legal actions arising from normal business activities. Although Management believes, based upon the information currently available, that, except as otherwise described in this section, such other legal actions are likely to be resolved without a material adverse effect upon the financial condition and results of operations of the Company. Nonetheless, the resolution of certain matters could be material to the results of operations of any single fiscal quarter and further, with the aggregate cost of such legal actions being inherently impossible to predict, there can therefore be no assurance that this will be the case.

       RECENT DEVELOPMENTS. On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC products. The action seeks to enjoin the Company from the alleged continuing infringement of Elf Atochem's rights, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, that valid and enforceable defenses and/or counter claims exist in favor of the Company and the Company currently intends to defend the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainly the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of is operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits



   Exhibit
     No.                                 Description of Exhibit
   -------                    ---------------------------------------------
     21                       Statement Regarding Computation of Ratio of
                              Earnings to Fixed Changes
     27                       Financial Data Schedule (for SEC use only)



---------------

(b)    REPORTS OF FORM 8-K

       A Current Report on Form 8-K was filed on June 3, 1999 to report the sale of the Company's Aluminas Chemical division on June 3, 1999, and the acquisition on June 7, 1999 of all of the outstanding shares of ChlorAlp, a French joint venture in which the Company previously held a 50% interest.

       A Current Report on Form 8-K/A was filed on August 4, 1999 amending information provided about the ChlorAlp acquisition in the June 3, 1999 Form 8-K.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAROCHE INDUSTRIES INC.
                                   (Registrant)




   Date:    OCTOBER 15, 1999       By:   /s/ Harold W. Ingalls
                                         -------------------------------------
                                         Harold W. Ingalls
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





   Date:    OCTOBER 15, 1999       By:   /s/ Gerald B. Curran
                                         -------------------------------------
                                         Gerald B. Curran
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)