Form 10-Q
period 1999-11-30
LAROCHE INDUSTRIES INC
filed 2000-01-13
CIK 797556

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                         COMMISSION FILE NUMBER 33-79532

                                 ---------------

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
                                                       ---   ---

INDICATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

               CLASS                       OUTSTANDING AS OF JANUARY 15, 2000
               -----                       ----------------------------------
   COMMON STOCK, $.01 PAR VALUE                      428,935 SHARES

                             LAROCHE INDUSTRIES INC.

                                      INDEX


                                                                                                            PAGE NO.
                                                                                                            --------

   PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at November 30, 1999 and February 28, 1999               1

                Condensed Consolidated Statements of Operations and Comprehensive Loss for the three
                  months and nine months ended November 30, 1999 and 1998                                      2

                Condensed Consolidated Statements of Cash Flows for the nine months ended November 30,
                  1999 and 1998                                                                                3

                Notes to Condensed Consolidated Financial Statements                                           4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          10

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                     18


   PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings                                                                              19

   Item 6.      Exhibits and Reports on Form 8-K                                                               19

                             LAROCHE INDUSTRIES INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                          November 30,        February 28,
                                                                              1999              1999
                                                                        ----------------- -----------------
                                                                       (In Thousands, Except Per Share Data)
                                                  ASSETS

Current assets:


  Cash                                                                        $    2,330         $   5,380
  Receivables:
      Trade, net of allowances of $412 and $527 as of
      November 30, 1999 and February 28, 1999, respectively                       58,798            54,527
      Other                                                                        8,894             8,233
  Inventories                                                                     25,766            22,105
  Net assets of discontinued operations                                                -            27,080
  Other current assets                                                             7,064             3,468
                                                                        ----------------- -----------------
            Total current assets                                                 102,852           120,793

Investments in affliates                                                          23,000            48,082
Property, plant and equipment, at cost                                           391,352           310,092
  Less accumulated depreciation                                                 (139,549)         (106,497)
                                                                        ----------------- -----------------

Net property, plant and equipment                                                251,803           203,595
Other assets                                                                      27,012            17,307
                                                                        ----------------- -----------------

            Total assets                                                      $  404,667        $  389,777
                                                                        ================= =================

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Revolving credit facilities                                             $   92,727         $  55,388
      Accounts payable                                                            64,467            48,166
      Other accrued liabilities                                                   28,951            39,903
      Current portion of long-term debt                                            6,198             4,375
      Long-term debt reclassified as current                                     197,540                 -
                                                                        ----------------- -----------------

           Total current liabilities                                             389,883           147,832

Long-term debt                                                                         -           202,221
Deferred income taxes                                                              2,299             4,044
Other noncurrent liabilities                                                      55,656            45,757
Commitments and contingencies                                                          -                 -
Redeemable common stock                                                              449               528
Stockholders' deficit:
    10% cumulative, voting preferred stock, $.01 par
         value, 200 shares authorized, no shares outstanding                           -                 -

   Common stock, $.01 par value, 1,200 shares
         authorized, 425 non-redeemable shares issued                                  4                 4
   Capital in excess of par value                                                    630               630
   Retained deficit                                                              (41,802)          (10,491)
   Accumulated other comprehensive loss                                           (2,452)             (748)
                                                                        ----------------- -----------------
           Total stockholders' deficit                                           (43,620)          (10,605)
                                                                        ----------------- -----------------
           Total liabilities and stockholders' deficit                        $  404,667        $  389,777
                                                                        ================= =================


   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                       Three Months Ended               Nine Months Ended
                                                                          November 30,                    November 30,
                                                                      1999           1998             1999            1998

                                                                  -------------  -------------    -------------   -------------
                                                                        (In Thousands)                   (In Thousands)

Net sales                                                              $88,901        $82,470         $271,652        $294,764
Cost of sales                                                           92,116         75,996          261,221         256,300
                                                                  -------------  -------------    -------------   -------------

Gross profit (loss)                                                     (3,215)         6,474           10,431          38,464
Selling, general and administrative expenses                            10,369         10,024           26,592          26,990
                                                                  -------------  -------------    -------------   -------------

(Loss) income from continuing operations                               (13,584)        (3,550)         (16,161)         11,474

Interest and amortization of debt expense                               (7,084)        (5,128)         (19,385)        (14,525)
(Loss) income from equity investments                                       (6)           837            1,545             791
Other expense, net                                                        (503)        (1,324)            (185)         (3,700)
                                                                  -------------  -------------    -------------   -------------

Loss from continuing operations before
  income taxes                                                         (21,177)        (9,165)         (34,186)         (5,960)

Income tax benefit                                                       4,900          3,188            2,875             200
                                                                  -------------  -------------    -------------   -------------

Loss from continuing operations                                        (16,277)        (5,977)         (31,311)         (5,760)

Loss from operations of Alumina Chemicals
  division, net of tax benefit                                               0           (755)                0         (1,837)
                                                                  -------------  -------------    -------------   -------------

Net loss                                                               (16,277)        (6,732)         (31,311)         (7,597)

Other comprehensive loss:
   Foreign currency translation adjustments, net of
   tax benefits of $448, $368, $1,136 and $530, respectively              (672)          (552)          (1,704)           (795)
                                                                  -------------  -------------    -------------   -------------

Comprehensive loss                                                    $(16,949)       $(7,284)        $(33,015)        $(8,392)
                                                                  =============  =============    =============   =============


   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Nine Months Ended November 30,
                                                                           -------------------------------------
                                                                                 1999                1998
                                                                           -----------------   -----------------
                                                                                      (In Thousands)


OPERATING ACTIVITIES
Net loss                                                                         $  (31,311)         $   (7,597)
Depreciation and amortization                                                        24,785              18,984
Net change in operating assets and liabilities:

     Receivables                                                                      5,738              (4,134)
     Inventories                                                                        141               3,091
     Other assets                                                                       837              (1,874)
     Accounts payable and other liabilities                                         (15,354)             (9,684)
     Noncurrent liabilities and other                                                 6,261               4,835
Loss from discontinued operations and loss on disposal                                    -               1,177
Net loss (gain) on disposal of assets                                                     -                (103)
Deferred Income Taxes                                                                (1,745)              2,408
Equity income, net of distributions                                                  (1,155)                689
                                                                           -----------------   -----------------
 Net cash (used for) provided by continuing operating activities                    (11,803)              7,792
                                                                           -----------------   -----------------
 Net cash (used for) provided by discontinued operating activities                     (149)              1,649
                                                                           -----------------   -----------------

INVESTING ACTIVITIES

Capital expenditures                                                                (17,905)            (27,160)
Investments in and advances to affliates                                               (377)             (3,878)
Investment in ChlorAlp, net of cash acquired                                        (23,034)                  -
Plant turnarounds                                                                    (3,596)                  -
Proceeds from the sale of facilities                                                 27,589               1,991
                                                                           -----------------   -----------------
 Net cash used by investing activities of continuing operations                     (17,323)            (29,047)
                                                                           -----------------   -----------------
 Net cash used by investing activities of discontinued operations                      (307)               (959)
                                                                           -----------------   -----------------

FINANCING ACTIVITIES

Net borrowings under revolving credit facility                                       29,262              22,688
Sales of common stock with redemption features                                            -                 128
Purchases of common stock with redemption features                                      (80)             (1,646)
Repayments of long-term debt                                                         (2,858)             (7,808)
Dividends paid                                                                            -              (1,198)
                                                                           -----------------   -----------------
 Net cash provided by financing activities                                           26,324              12,164
                                                                           -----------------   -----------------
Effect of exchange rate changes on cash                                                 208              (2,413)
                                                                           -----------------   -----------------
 Net decrease in cash                                                                (3,050)            (10,814)
Cash at beginning of period                                                           5,380              12,884
                                                                           -----------------   -----------------
Cash at end of period                                                             $   2,330           $   2,070
                                                                           =================   =================

   The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months and nine months ended November 30, 1999 may not be indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

2.     NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("the Statement"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of the Statement was deferred by FASB Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and the Company will now be required to implement the Statement in its fiscal year ended February 28, 2002. The Company has not yet determined the impact that adoption of the Statement may have on its financial position or the results of its operations.

3.       ACQUISITIONS

       On June 7, 1999, the Company, through its wholly owned subsidiary, LII Europe, acquired all the capital stock and equity interest in ChlorAlp held by Rhodia Chimie, S.A. for approximately $27.3 million in cash. The Company previously held a 50% joint venture interest in ChlorAlp, which it acquired on October 17, 1997 for approximately $35.5 million. The acquisition was accounted for as a purchase; accordingly, the November 30, 1999 consolidated statement of operations includes the results of operations of ChlorAlp from the acquisition date through November 30, 1999. The purchase price was allocated based on the estimated fair values of the assets acquired at the acquisition date. The Company funded the purchase largely with proceeds received from the disposition of its Aluminas production facilities in Baton Rouge, Louisiana.

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

       The following unaudited pro forma information presents a summary of the Company's consolidated results of operations for the three months and nine months ended November 30, 1999 and 1998, as if the acquisition of ChlorAlp had occurred on March 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on March 1, 1998, or of the future results of operations.


                            Three months ended November 30,            Nine months ended November 30,
                          -------------------------------------   -----------------------------------------
                                1999                1998                 1999                 1998
                          ------------------  -----------------   ------------------- ---------------------
Net Sales                        $   88,901         $  108,921           $   296,035           $   362,684
Net Loss                            (16,277)            (5,724)              (30,168)               (7,160)


                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     INVENTORIES

Components of inventory from continuing operations are as follows (in thousands):


                                                November 30,                February 28,
                                                   1999                         1999
                                                ------------                ------------
Finished goods and in-progress..                 $  10,557                   $  7,695
Inventory purchased for resale...                    1,829                      3,122
Raw materials..................                      2,630                      1,358
Supplies and catalysts...............               10,974                     10,470
                                                 ---------                    -------
                                                    25,990                     22,645
Less LIFO reserve...............                      (224)                      (540)
                                                 ---------                    -------
                                                  $ 25,766                   $ 22,105
                                                 ---------                    -------
                                                 ---------                    -------

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

6.     PROPERTY, PLANT AND EQUIPMENT

       Components of the Company's property, plant and equipment used in continuing operations are as follows (in thousands):


                                                              November 30,              February 28,
                                                                  1999                      1999
                                                              ------------              -----------

Land and land improvements                                    $   8,917                    $  9,984
Buildings                                                        19,971                      16,651
Machinery and equipment                                         336,961                     266,991
Equipment under capital leases                                    3,876                       3,875
Construction in progress                                         21,627                      12,591
                                                              ---------                    --------
Property, plant and equipment, at cost                          391,352                     310,092
Accumulated depreciation                                       (139,549)                   (106,497)
                                                              ---------                    --------
Property, plant and equipment, net                            $ 251,803                   $ 203,595
                                                              ---------                    --------
                                                              ---------                    --------

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.     BORROWING ARRANGEMENTS

       The Company's borrowings include the following (in thousands):


                                                          November 30               February 28,
                                                             1999                      1999
                                                          ------------              -----------
Revolving credit facilities                               $    92,727                 $    55,388
                                                          -----------                 -----------
                                                          -----------                 -----------
Term debt:
9 1/2% senior subordinated notes                          $   174,386                 $   174,327
13% senior subordinated notes                                     915                         915
Term loan                                                      28,437                      31,354
                                                          -----------                 -----------
Total                                                         203,738                     206,596
Less current portion                                           (6,198)                     (4,375)
Less  long-term portion reclassified as current              (197,540)                          -
                                                          -----------                 -----------
Long-term debt                                             $        -                 $   202,221
                                                          -----------                 -----------
                                                          -----------                 -----------

       As of February 28, 1999, the Company's senior bank credit facility (the "Credit Facility") was amended and restated to bring the Company into compliance with certain financial covenants. As part of the amendment and restatement, availability under the revolving credit facility (the "Revolving Credit Facility") was limited to the lesser of $90 million or a borrowing base (the "Borrowing Base"), which is determined monthly based on a percentage of trade receivables, inventory, and property plant and equipment, including approximately $11 million of certain foreign assets (the "Deemed Foreign Assets").

       On September 14, 1999, the Company further amended the Credit Facility in order to increase borrowing availability under the Revolving Credit Facility. The amendment was necessary as a result of lower than expected cash flows and receivable and inventory balances caused principally by the temporary suspension of operations of the Company's chlor-alkali and fluorocarbons plants in Gramercy, Louisiana and continued depressed market conditions for the Company's nitrogen products. The amendment, among other things, permitted the inclusion of certain non-trade receivables in the Borrowing Base through December 10, 1999, and allowed the Company to maintain borrowing capacity of $90 million under the Revolving Credit Facility. On December 10, 1999, the amendment excluded the non-trade receivables, as well as, the Deemed Foreign Assets from the determination of the Borrowing Base.

       On December 10, 1999, the Credit Facility was amended to extend the inclusion of the Deemed Foreign Assets and other non-trade receivables in the Borrowing Base definition through January 10, 2000. On January 10, 2000, the Credit Facility was further amended to extend the inclusion of the Deemed Foreign Assets, but not the non-trade receivables, in the Borrowing Base through January 20, 2000. Both amendments allowed the Company to maintain its borrowing capacity under the Revolving Credit Facility at $90 million. In addition, the amendments included waivers of certain financial covenants through January 20, 2000.

Under the amended terms of the Credit Facility, after January 20, 2000, the Deemed Foreign Assets will not be included in the determination of the Borrowing Base, which will result in an approximate $11 million reduction in amounts available under the Revolving Credit Facility. Based on current projections, cash available by January 20, 2000 will not be adequate to fund the scheduled reductions in the Revolving Credit Facility, nor will the Company be in compliance with the financial covenants included therein, unless the Credit facility is further amended or an alternative source of financing becomes available. Accordingly, the Company has reclassified all amounts due under the Credit Facility, as well as other long-term debt subject to cross default provisions, to current liabilities in the accompanying November 30, 1999 balance sheet.

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       The weighted average borrowing rate under the Credit Facility as of November 30, 1999 was 8.9%. As of January 12, 2000, the Company had approximately $83.4 million in outstanding borrowings and letters of credit under the Revolving Credit Facility, and approximately $6.6 million available without violating any of the covenants of the Credit Facility or the Bonds Indenture. Approximately $16.2 million was outstanding under German and French credit agreements, with approximately $2.7 million available for additional borrowings.

       The amended and restated Credit Facility imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders.

8.     COMMITMENTS AND CONTINGENCIES

         On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court in Wilmington, Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action seeks to enjoin the Company from its alleged continuing infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, valid and enforceable defenses and/or counter claims exist in favor of the Company, and the Company is defending the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainty the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of operations.

       In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts in these matters are not necessarily, but could become material to the Company's financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management the resolution of these matters is not likely to have a material adverse effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.

9.     INCOME TAXES

       Reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax benefit from continuing operations follows (in thousands):


                                                                       Three Months                     Nine Months
                                                                    Ended November 30,              Ended November 30,
                                                                   1999            1998           1999             1998
                                                                  -------         -------       -------            -------
Tax benefit at federal statutory rate                             $ 7,412         $ 3,164      $ 11,965           $  2,086
State income taxes, net of federal income tax benefit                 563             318         1,139                228
Foreign tax provision in excess of federal statutory rate             997            (296)          294             (2,064)
Increase valuation allowance                                       (4,107)              -       (10,728)                 -
Other                                                                  35               2           205                (50)
                                                                  -------         -------       -------            -------
Total                                                             $ 4,900         $ 3,188       $ 2,875            $   200
                                                                  -------         -------       -------            -------

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

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.    FINANCIAL INSTRUMENTS

       The Company is exposed to the impact of interest and foreign exchange rate changes. With an objective of managing the impact of such changes on earnings and cash flow, the Company previously had a French Franc (FRF) and two Deutsche Mark (DEM) cross currency interest swaps which had a combined fair market value of ($5,173) at February 28, 1999. The DEM contracts were liquidated in July 1999 for a gain of approximately $1.1 million, and the FRF contract was liquidated in November 1999 for a gain of approximately $.9 million.

       At November 30, 1999, the Company has commitments outstanding under natural gas fixed price purchase contracts to purchase approximately $3,544 of natural gas during fiscal 2000 and 2001. If the Company settled these contracts at November 30, 1999, a gain of $16 would have been recognized.

       The following sets forth the open positions and the fair value of the Company's natural gas collar positions, which mature in the current fiscal year as of November 30 and February 28, 1999.


                                                        Quantity              Fair Value           Carrying Value
                                                        --------              ----------           --------------
          NOVEMBER 30, 1999                           (In MMBTU'S)

          Purchased Call Options...............          1,820                     50                    ---
          Written Put Options..................          1,820                   (562)                   ---


                                                        Quantity              Fair Value           Carrying Value
                                                        --------              ----------           --------------
          FEBRUARY 28, 1999                           (In MMBTU'S)

          Purchased Call Options...............          5,002                   $106                    ---
          Written Put Options..................          5,002                    (39)                   ---


       The fair values are based on quoted market prices. Approximately 70% of the Company's estimated requirements for the remainder of fiscal 2000 and approximately 5% of its requirements for fiscal 2001 are subject to forward purchase or collar agreements.

       During the three months and nine months ended November 30, 1999, the Company recorded realized gains of $525 and $900, respectively, on positions maturing or liquidated, and had unrealized gains (losses) of $(100) and $2,706, respectively, on remaining contracts under the spread oil swap agreement associated with natural gas purchases in France. The fair market value of the remaining open positions under the spread oil swap agreements is approximately $.8 million at November 30,1999.

11.    SEGMENT INFORMATION

       The Company's continuing operations are comprised of three principal business segments: Nitrogen Products, Electrochemical Products - North America ("Electrochemicals - NA") and Electrochemical Products Europe ("Electrochemicals
- Europe"). The Nitrogen Products segment consists of facilities that manufacture and distribute agricultural and industrial nitrogen products in North America. The Electrochemicals - NA segment consists of caustic soda, chlorine and fluorocarbons production facilities. The Electrochemicals - Europe segment consists of caustic soda, chlorine and chlorinated methane compound production facilities located in France and Germany. There is no overlap in operational management reporting of or decision-making authority over Electrochemicals - NA and Electrochemicals - Europe. Operating profit includes all costs and expenses directly related to the segment involved. Following is a tabulation of business segment information for continuing operations for each of the quarters ended November 30, 1999 and 1998, respectively (in thousands).

                             LAROCHE INDUSTRIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                  Three Months              Nine Months
                                                Ended November 30,       Ended November 30,
                                                1999         1998        1999         1998
                                                ----         ----        ----         ----
Net Sales:
  Nitrogen products                         $  37,998    $  39,135    $ 125,909    $ 148,946
  Electrochemical products - North America     12,073       14,199       36,789       53,536
  Electrochemical products - Europe            38,830       29,136      108,954       92,282
                                            ---------    ---------    ---------    ---------
       Total                                $  88,901    $  82,470    $ 271,652    $ 294,764
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------
(Loss) income from continuing operations:
  Nitrogen products                         $  (1,373)   $   1,078    $   3,117    $  10,730
  Electrochemical products - North America     (1,167)      (3,766)      (9,583)      (1,278)
  Electrochemical products - Europe            (8,387)       1,413       (3,510)       7,144
  Corporate expense                            (2,657)      (2,275)      (6,185)      (5,122)
                                            ---------    ---------    ---------    ---------
(Loss) income from continuing operations      (13,584)      (3,550)     (16,161)      11,474
Interest and amortization expense              (7,084)      (5,128)     (19,385)     (14,525)
Income from equity investments                     (6)         837        1,545          791
Other income, net                                (503)      (1,324)        (185)      (3,700)
                                            ---------    ---------    ---------    ---------
(Loss) income from continuing operations
   before income taxes and other items      $ (21,177)   $  (9,165)   $ (34,186)   $  (5,960)
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------
EBITDA:
  Nitrogen products                         $   1,624    $   4,278    $  12,423    $  20,245
  Electrochemical products - North America      2,028         (843)      (1,524)       4,629
  Electrochemical products - Europe            (2,691)       3,823        7,288       13,030
  Corporate expense                            (2,678)      (2,035)      (6,315)      (4,484)
                                            ---------    ---------    ---------    ---------
     Total                                  $  (1,717)   $   5,223    $  11,872    $  33,420
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------


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

SIGNIFICANT DEVELOPMENTS

       Continued weak domestic markets for chlor-alkali and nitrogen products, as well as a downturn in European caustic prices, led to continued operating losses for the quarter ended November 30, 1999. However, U.S. chlor-alkali markets are recovering, as prices have increased significantly in the past few months, and producers have announced further price increases for early 2000. During the quarter, production at the Company's Gramercy, Louisiana plant, which had been shut down as a result of an explosion at an adjacent site since July, was resumed. Management expects this plant to generate positive cash flow and operating results by the first quarter of the next fiscal year due to improved market conditions.

       Operating losses over the past year coupled with reductions in the Company's senior credit facility have significantly impacted the Company's liquidity. During the quarter the Company engaged PricewaterhouseCoopers and other financial advisors to review and evaluate its business strategy and capital structure. Together with these advisors, the Company is evaluating a number of alternatives to address its current and long-term cash needs. Simultaneously, the Company has worked with its lenders over the past few months to ensure that availability under its senior secured credit facility (the "Credit Facility") is adequate to meet its cash needs until alternative financing is in place. To this end, the Company and its lenders have implemented a series of amendments to the Credit Facility over the past few months, which are more fully discussed under the heading "Liquidity and Capital Resources" herein and in the Notes to the Condensed Consolidated Financial Statements under "Borrowing Arrangements" included in "Item 1. Financial Information". Under its current terms, the Company's borrowing capacity under the Credit Facility will be reduced by approximately $11 million on January 20, 2000. In addition, the Company is not in compliance with certain financial covenants for which it has received waivers through January 20, 2000. Based on current projections, cash available by January 20, 2000 will not be adequate to fund the Company's cash needs after the scheduled reductions in the Credit Facility, nor will the Company be in compliance with the financial covenants included therein, unless the Credit facility is further amended or an alternative source of financing becomes available. While the Company is working toward obtaining the necessary amendments or financing to meet its cash needs, no assurances can be made that it will be successful in these efforts.

       The Company's chlor-alkali manufacturing facility in Gramercy, Louisiana, which had been idle since an explosion at an adjacent site forced its closure on July 5, 1999, was shut down for almost all of the third quarter. The plant temporarily resumed operations in mid-November upon the restoration of services from a shared power plant, but was unable to sustain production due to mechanical failures that resulted from the effects of the explosion. The plant began operating again in mid-December, and has sustained operations at approximately 90% capacity since that date. Fluorocarbon production was resumed in mid-August. Through November 30, 1999 the Company estimates that it has incurred approximately $7.0 million in lost profit margin from product sales and increased costs as a result of the shut down, and will incur approximately $.6 million of additional losses between December 1, 1999 and the resumption of chlor-alkali operations. In addition, physical damages are expected to be approximately $2.0 million to restore the plant facilities to their condition before the explosion. The Company expects to recover all of these losses and increased costs from insurance proceeds, net of deductibles of approximately $1.6 million. Through November 30, 1999, the Company recorded approximately $6.2 million of receivables for business interruption claims, which represent the amount of recovery the Company expects to receive through that date. As of January 13, 2000, the Company has received $3.9 million of insurance proceeds, and expects to receive the remaining amounts during the first half of 2000.

       In November 1999, the Company's board of directors elected current director Robert L. Yohe to the position of chairman of the board. Victoria E. LaRoche was re-elected vice chairman of the board, and W. Walter LaRoche III, who had served as chairman of the board since 1994, was re-elected as a director. Two previous board members, Johnnie Lou LaRoche and Louanne C. LaRoche, chose not to stand for re-election. The Company's other board members remained unchanged.

RESULTS OF OPERATIONS

       SUMMARY

       The Company incurred losses from continuing operations of $13.6 and $16.2 million for the three months and nine months ended November 30, 1999 as compared to operating losses of $3.6 and operating income of $11.5 million generated by the same businesses for the three months and nine months ended November 30, 1998. The deterioration of results from the prior periods to the current periods is primarily the result of lower prices for the Company's domestic chlor-alkali and derivative nitrogen products, and lower third quarter prices and volumes in the Company's European electrochemical operations.


                                          Three Months Ended                           Nine Months Ended
                              -----------------------------------------    -----------------------------------------
(AMOUNTS IN THOUSANDS)        November 30, 1999      November 30, 1998      November 30, 1999     November 30, 1998
                              -------------------    ------------------    -------------------    ------------------
                                         Percent               Percent                Percent               Percent
                              Amount     Of Total    Amount    Of Total    Amount     Of Total    Amount    Of Total
                              ------     --------    ------    --------    ------     --------    ------    --------
NET SALES:
  Nitrogen products             $37,998     42.7%   $ 39,135     47.5%   $ 125,909      46.4%   $ 148,946     50.5%
  Electrochemical-N. A.          12,073     13.6%     14,199     17.2%      36,789      13.5%      53,536     18.2%
  Electrochemical-Europe         38,830     43.7%     29,136     35.3%     108,954      40.1%      92,282     31.3%
                              ---------    -----    --------    -----     --------     -----     --------    -----
       Total                   $ 88,901    100.0%   $ 82,470    100.0%     271,652     100.0%   $ 294,764    100.0%
                              ---------    -----    --------    -----     --------     -----     --------    -----
                              ---------    -----    --------    -----     --------     -----     --------    -----

INCOME (LOSS) FROM
OPERATIONS:
  Nitrogen products            $ (1,373)    10.1%   $  1,078    -30.4%   $   3,117     -19.3%   $  10,730     93.5%
  Electrochemical-N. A.          (1,167)     8.6%     (3,766)   106.1%      (9,583)     59.3%      (1,278)   -11.1%
  Electrochemical-Europe         (8,387)    61.7%      1,413    -39.8%      (3,510)     21.7%       7,144     62.2%
  Corporate                      (2,657)    19.6%     (2,275)    64.1%      (6,185)     38.3%      (5,122)   -44.6%
                              ---------    -----    --------    -----     --------     -----     --------    -----
       Total                   $(13,584)   100.0%   $ (3,550)   100.0%   $ (16,161)    100.0%   $  11,474    100.0%
                              ---------    -----    --------    -----     --------     -----     --------    -----
                              ---------    -----    --------    -----     --------     -----     --------    -----

EBITDA:
  Nitrogen products           $   1,624    -94.6%   $  4,278     81.9%   $  12,423     104.6%    $ 20,245     60.5%
  Electrochemical-N. A.           2,028   -118.1%       (843)   -16.1%      (1,524)    -12.8%       4,629     13.9%
  Electrochemical-Europe         (2,691)   156.7%      3,823     73.2%       7,288      61.4%      13,030     39.0%
  Corporate                      (2,678)   156.0%     (2,035)   -39.0%      (6,315)    -53.2%      (4,484)   -13.4%
                              ---------    -----    --------    -----     --------     -----     --------    -----
       Total                  $  (1,717)   100.0%   $  5,223    100.0%   $  11,872     100.0%    $ 33,420    100.0%
                              ---------    -----    --------    -----     --------     -----     --------    -----
                              ---------    -----    --------    -----     --------     -----     --------    -----


COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

       NET SALES

       Consolidated net sales of $88.9 million for the quarter ended November 30, 1999 ("current quarter") increased $6.4 million or 8% from sales of $82.5 million for the quarter ended November 30, 1998 ("prior quarter"). The increase was primarily due to the inclusion of ChlorAlp sales during the current quarter, offset by lower prices on European caustic and certain chlorinated methane products and on derivative nitrogen products in North America.

       Nitrogen products' net sales in the current quarter decreased $1.1 million or 3% from the prior quarter activity. Continued declines in nitrogen pricing in both agricultural and industrial grade products resulted in a $5.0 million reduction in sales as compared to the prior quarter. The availability of low-priced import product from Russia and other factors contributed to lower prices for agricultural products. Industrial grade ammonia prices have experienced a gradual decline due to general market pressures. These price declines were offset by increased sales volumes for agricultural products as compared to the prior quarter.

       Electrochemicals - N.A.'s net sales for the current quarter decreased $2.1 million or 15% compared to the prior quarter. The chlor-alkali plant, which had been shut down since an explosion at an adjacent site on July 5, 1999 (see "Significant Developments"), did not produce any product in September and October, and only resumed partial production in November. The Company did purchase and resell some caustic soda during this period, but these transactions represented only one third of the volume of the prior quarter. As a result of the lower production and sales volumes, net sales were approximately $6.7 million lower in the current quarter than in the prior quarter. The margins lost as a result of the shut down are covered under business interruption policies, and during the current quarter, the Company recorded in net sales approximately $4.2 million representing anticipated recoveries under this claim. In addition, fluorocarbon sales increased in the current quarter as compared to the prior quarter as a result of increased sales volume.

       Electrochemicals - Europe net sales in the current quarter increased $9.7 million or 33% compared to the prior quarter. The consolidation of the results of operations for the Company's ChlorAlp facility, which was acquired in June 1999, resulted in a $17.2 million increase in net sales over the prior quarter. A 25% decline in caustic pricing and lower pricing for chlorinated methane products resulted in a $2.8 million reduction in sales compared to the prior quarter. Lost volume on other products, including lost volume related to an explosion at a customer's plant, accounted for an additional $2.4 million reduction in sales. In addition, the German facility significantly reduced its purchase and resale of hydrochloric acid ("HCL") which resulted in an approximate $3.0 million in lost sales, but had minimal impact on gross margins. The Company expects European caustic pricing to recover during 2000. Major suppliers have recently announced significant price increases. In addition, prices for chlorinated methane products, which have been depressed for over a year, are beginning to improve.

       OPERATING EXPENSES

       The Company's operating expenses increased $16.5 million or 19.1% over the prior quarter, primarily as the result of the consolidation of the ChlorAlp facility, which was acquired in June 1999. These increases were partially offset by reduced costs in North American operations, primarily as a result of the Gramercy plant shut down.

       In Nitrogen products, operating expenses increased $1.3 million or 3.5% compared to the prior quarter to $39.4 million. Cost increases resulted from higher ammonia and natural gas prices and increased sales volume of agricultural products during the quarter. These increased costs were partially offset by lower fixed manufacturing spending and selling and administrative costs.

       Electrochemicals - N.A. operating expenses decreased $4.7 million or 26% to $13.2 million in the current quarter. Decreased costs resulted primarily from the suspension of operations at the Gramercy plant following a July 5, 1999 explosion at an adjacent site owned by Kaiser Aluminum (see "Significant Developments" for further discussion). Reductions in selling and administrative expenses were also realized over the prior quarter related to the Company's reorganization completed in January 1999.

       Electrochemicals - Europe total operating expenses increased $19.5 million or 70% to $47.2 million during the current quarter from $27.7 million during the prior quarter. The consolidation of operating results for the Company's ChlorAlp facility purchased in June 1999 resulted in a $20.0 million increase in costs over the prior quarter. Offsetting this increase was a reduction in costs in the German facility due to overall cost savings initiatives and the reduction in purchases and resale of HCL.

       OTHER ITEMS AFFECTING NET LOSS

       INTEREST AND AMORTIZATION OF DEBT EXPENSE. Interest and amortization of debt expense increased $2.0 million over the prior quarter to $7.1 million. Higher average debt balances over the prior quarter to fund capital investments and current year operating requirements coupled with an increase in interest rates on the Company's bank credit facility resulted in the increased interest expense.

       (LOSS) INCOME FROM EQUITY INVESTMENTS. Income from equity investments decreased $.8 million over the prior quarter primarily due to the consolidation of the ChlorAlp production facility in the current quarter, which was previously held as an equity investment, and had positive net income in the prior quarter.

       OTHER EXPENSE, NET. The Company reported net other expense of $.5 million for the current quarter compared to net other expense of $1.3 million in the prior quarter. The majority of the $.9 million decrease in other expense is primarily the result of favorable foreign exchange rate movements of in the current quarter as compared to the prior quarter, which impact the values of cross currency interest rate swap agreements. The prior quarter included the gain on the sale of a warehouse facility, which partially offset the favorable change in the current period.

       BENEFIT (PROVISION) FOR INCOME TAXES. The net tax benefit for the current quarter is primarily comprised of the expected net benefit on losses generated in the Company's European operations. Due to uncertainty as to the timing of realization of tax benefits derived from current domestic operating losses, the Company recorded a valuation allowance offsetting the domestic tax benefit.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

       NET SALES

       Consolidated net sales of $271.7 million for the nine months ended November 30, 1999 ("current period") decreased $23.1 million or 8% from net sales of $294.8 million for the nine months ended November 30, 1998 ("prior period"). The decrease in the current period compared to the prior period was primarily due to a decrease in prices on principal North American products and German caustic and certain chlorinated methane products, as well as a significant reduction of warehouse sales in the Nitrogen products segment. These reductions were offset by the inclusion of ChlorAlp sales in consolidated net sales since its purchase on June 7, 1999.

       Nitrogen products' net sales in the current period decreased $23.0 million or 15% from the prior period activity. Decreased volumes of agricultural resale product related to the sale of the Company's Caruthersville warehouse facility in September 1998 resulted in a $15.9 million decline in net sales compared to the prior period. An 8% decline in the average market value of ammonia to $112 per ton in the current period as compared to the prior period average value of $122 per ton, resulted in a $1.9 million reduction in net sales. Continued declines in nitrogen pricing in both agricultural products, partially as a result of Russian imports, and in industrial grade products, due to general market pressures, resulted in an $9.6 million decrease in net sales over the prior period. Offsetting these declines is an increase in net revenues over the previous period related to additional sales volumes of ammonia and low-density ammonium nitrate.

       Electrochemicals - N.A.'s net sales for the current period decreased $16.8 million or 31% compared to the prior period. Depressed prices for the Company's chlor-alkali products, which averaged $196 per ECU ton for the industry in the current period compared to $315 per ECU ton in the prior period, resulted in a $12.4 million decline in net sales. Additionally, an explosion at an adjacent site, which occurred on July 5, 1999 (see "Significant Developments"), resulted in a $10.7 million decline related to chlor-alkali volumes, offset by business interruption insurance recoveries of $5.2 million. Fluorocarbons net sales declined by $.9 million as compared to the prior period primarily as a result of lower prices and production outages as a result of the explosion referenced above.

       Electrochemicals - Europe's net sales in the current period increased $16.7 million or 18% compared to the prior period. The consolidation of the ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion) resulted in a $38.3 million increase in net sales over the prior period. Offsetting this increase was a decline in the net sales of the Company's German facility. Market prices for caustic declined 11% compared to the prior period and resulted in a $3.4 million decline in sales. Market price reduction for some chlorinated methane products, in particular methylene chloride, reduced sales by almost $5.4 million. Also, lost volume related to reduced purchases and resale of HCL reduced sales by $6.5 million.

       OPERATING EXPENSES

       The Company's operating expenses increased $4.5 million or 2% over the prior period. Increased costs were the result of the inclusion of ChlorAlp's costs and expenses in the Company's consolidated operating results since its acquisition on June 7, 1999. The addition of ChlorAlp's expenses were offset by the favorable impact of lower ammonia prices, reduction of warehouse operations, suspended chlor-alkali operations, and cost reduction initiatives on overall operating costs.

       In Nitrogen, operating expenses decreased $15.4 million or 11% to $122.8 million from $138.2 million in the prior period. Cost reductions of $15.5 million were realized as a result of decreased volumes in agricultural resale products related to the sale of the Company's Caruthersville warehouse in September 1998. Decreased gas and ammonia costs during the current period were more than offset by increased costs associated with additional sales volumes. Selling and administrative expenses as compared to the prior also declined due to the Company's reorganization completed in January 1999.

       Electrochemicals - N.A.'s costs and expenses decreased $8.4 million or 15.4% to $46.4 million from $54.8 million in the prior period. Decreased costs as a result of the temporary suspension of chlor-alkali and fluorocarbon operations which occurred on July 5, 1999 (see "Significant Developments") resulted in lost volumes of both chlor-alkali and fluorocarbon products and a $5.1 million reduction in costs compared the prior period. Reductions in selling and administrative expenses were also realized over the prior period related to the Company's reorganization completed in January 1999.

       Electrochemicals - Europe's costs and expenses increased $30.0 million in the current period or 35.2% to $115.1 million from $85.1 million in the prior period. The consolidation of operating results for the Company's ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion) resulted in a $38.2 increase in costs over the prior period. Offsetting this increase was a reduction in costs in the German facility due overall cost savings initiatives and the reduction in purchases and resale of HCL.

       OTHER ITEMS AFFECTING NET LOSS

       INTEREST AND AMORTIZATION OF DEBT EXPENSE. Interest and amortization of debt expense increased $4.9 million over the prior period to $19.4 million. Higher average debt balances to fund capital investments, current year operating requirements and an increase in interest rates on the Company's bank credit facility resulted in the increased interest expense.

       INCOME FROM EQUITY INVESTMENTS. Income from equity investments in the current period includes $1.2 million of equity income recorded for ChlorAlp for the three months prior to its acquisition in June 1999 compared to equity income of $.8 million for the prior period.

       OTHER EXPENSE, NET. The Company reported net other expense of $.2 million for the current period compared to net other expense of $3.7 million in the prior period. The majority of the $3.5 million decrease in net other expense is the result of net gains on cross-currency interest swap contracts due to favorable foreign exchange rate movements in the current period.

       The net tax benefit for the current quarter is primarily comprised of the expected net benefit on losses generated in the Company's European operations. Due to uncertainty as to the timing of realization of tax benefits derived from current domestic operating losses, the Company recorded a valuation allowance offsetting the domestic tax benefit.

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

       EBITDA from continuing operations for the quarters ended November 30, 1999 and 1998 was $(1.7) million and $5.2 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $2.7 million was due primarily to lower realized nitrogen prices. EBITDA for Electrochemical Products - NA increased $2.6 million compared to the prior quarter as a result of improved ECU prices for chlor-alkali products and higher volume for fluorocarbon products. EBITDA for Electrochemical Products - Europe decreased $6.5 million in the current quarter due a sharp decline in European caustic prices and lost volume due to the temporary shutdown of a plant for which the German facility is a supplier.

       EBITDA from continuing operations for the nine months ended November 30, 1999 and 1998 was $11.9 million and $33.4 million, respectively. The decrease in EBITDA for the Nitrogen products segment of $7.8 million was due primarily to lower realized prices. EBITDA for Electrochemical Products - NA decreased $6.2 million compared to the prior period as a result of sharply lower ECU prices for chlor-alkali products, as well as losses incurred as a result of the plant outage previously mentioned. EBITDA for the Electrochemical Products - Europe decreased $5.7 million in the current period as compared to the prior period primarily due to sharp decline in European caustic prices in the third quarter of the current fiscal year, and lower chorinated methane prices for the Company's German facility.

LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES. For the nine months ended November 30, 1999 ("current period"), continuing operations used cash of $11.8 million compared with $7.8 million provided in the nine months ended November 30, 1998 ("prior period"). The decrease in net cash from operations in fiscal 1999 was primarily the result of operating losses incurred during the current period, the suspension of operations at the Gramercy electrochemicals manufacturing plant, and the timing of working capital requirements as compared to the prior period.

       INVESTING ACTIVITIES. During the period, the Company used proceeds from the sale of its Aluminas Chemical division to purchase the 50% interest in ChlorAlp held by its former joint venture partner. Capital spending and plant turnaround costs absorbed $21.9 million in the current period compared to $31.0 million in the prior period ended August 31, 1998. The decrease is primarily attributable to lower capital expenditures in the Company's domestic operations, offset by higher expenditures from the European operations, which include the capital expenditures of ChlorAlp since its acquisition in June 1999. The decrease in capital expenditure levels reflects the completion of several large projects and is consistent with the Company's capital expenditure plan for this fiscal year. The Company intends to use cash flows from operations and borrowings under the Credit Facility as the source of funds for the future capital projects.

       FINANCING ACTIVITIES. During the current period, cash provided by operations was insufficient to fund capital investment and scheduled repayments of long-term debt. Liquidity was provided by the Company's U.S. and European revolving credit facilities, which had combined borrowings of $92.7 million as of November 30, 1999 compared with $55.4 million at February 28, 1999. During the period, the Company made scheduled payments under long-term debt agreements of $2.9 million. Borrowings under the revolving credit facilities during the prior period were $15.3 million lower than in the current period due to higher levels of cash provided by operations during the earlier period.

       As discussed in the Notes to the Condensed Consolidated Financial Statements and under the heading "Significant Developments" herein, the Company's Credit Facility was amended and restated effective February 28, 1999. Under the amended Credit Facility, the amount of available credit under the Revolving Credit Facility was reduced from $125 million to $90 million, subject to a borrowing base (the "Borrowing Base") calculation. As a result of lower than expected cash flows during the first six months of fiscal 2000, additional modifications to the Credit Facility were required in September 1999. These modifications included a temporary increase in the Borrowing Base by permitting the inclusion of certain non-trade receivables, and allowed the Company to maintain available credit under the Revolving Credit Facility of $90 million. These temporary increases in the Borrowing Base, along with the inclusion of certain deemed foreign assets (the "Deemed Foreign Assets"), initially expired on December 10, 1999. On December 10, however, an amendment extended the date for reduction of the Borrowing Base and waived certain financial covenants until January 10, 2000. Another amendment on January 10, 2000 permitted the continued inclusion of the Deemed Foreign Assets, but not the non-trade receivables, in the Borrowing Base and continued the waiver of certain financial covenants through January 20, 2000.

       Under its current terms, availability under the Credit Facility will be reduced by approximately $11 million on January 20, 2000, at which time the Deemed Foreign Assets will no longer be available for inclusion in the Borrowing Base. Based on current projections, cash available by January 20, 2000 will not be adequate to fund the Company's cash needs after the scheduled reductions in the Credit Facility, nor will the Company be in compliance with the financial covenants included therein, unless the Credit facility is further amended or an alternative source of financing becomes available. While the Company is working toward obtaining the necessary amendments or financing to meet its cash needs, no assurances can be made that it will be successful in these efforts.

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

LEGAL MATTERS

         On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court in Wilmington, Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action seeks to enjoin the Company from continuing an alleged infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorney fees.
Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, that valid and enforceable defenses and/or counter claims exist in favor of the Company, and the Company is defending the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainty the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of its operations.

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

YEAR 2000 COMPLIANCE

       The Company's Year 2000 project, which began in mid-1998, is a continuing review and evaluation of business systems and process controls for the purpose of identifying ways in which these systems and the Company could be adversely affected by incorrectly processing date information on and after January 1, 2000 ("Year 2000"). The Company conducted its review and evaluation in four main areas: Business Systems, Manufacturing Controllers and Processors, Third Party Compliance, and Hardware. The process included assessing the impact of the calendar change to Year 2000 on all systems used by the Company, upgrading systems that were not Year 2000 ready, testing and monitoring systems for Year 2000 readiness, and developing contingency plans for events beyond the Company's control.

       The Company completed all of the major components of its Year 2000 project prior to January 1, 2000, and did not experience any significant disruptions or costs as a result of the calendar change. The Company will continue to monitor business and manufacturing systems and hardware for potential problems that could arise in the first few months of calendar year 2000. However, based on the Company's preparations prior to January 1, 2000 and the absence of any problems subsequent to January 1, no significant disruptions or costs are anticipated. In the fiscal years ended February 28, 1998 and 1999, the Company incurred approximately $ .8 million to make its systems Year 2000 compliant.

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

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING INFORMATION

       Certain statements and information set forth in this report contain forward-looking statements regarding Management's current plans, objectives, and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (a) statements made concerning strategic plans for growth, (b) statements made regarding future cash flows, compliance with debt covenants, and the availability of funds to meet obligations and fund investments, (c) statements made regarding price expectations in the Company's principal markets, and (d) statements made regarding the outcome and impact on the Company's business, financial condition, or results of operation of pending litigation and other claims, disputes and legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including chlor-alkali, ammonia, and natural gas), changes in domestic and international market conditions, changes in competitive positions, government regulation, changes in labor relations, the outcome of pending litigation and other claims, changes in general economic conditions and other factors not enumerated herein that are impossible to predict at this time.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk, including changes in interest rates, foreign currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company periodically enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes. At November 30, 1999, the Company held no derivative instruments intended to hedge market risk exposure to fluctuations in interest or foreign currency rates.

       The Company relies upon the supply of natural gas in its production process and has entered into fixed price purchase contracts and other contracts to manage the commodity based market risk exposure. All of the natural gas contracts mature before May 2000. Following is a summary of key contract terms of each the natural gas derivative positions at November 30, 1999 (in thousands, except per MMBTU amounts):


                                                           Contract Volume       Contract Price
                                                           ---------------       --------------
                                                            (in MMBTU's)           (per MMBTU)

       Fixed price purchase contracts..................         1,375                $ 2.58


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

       RECENT DEVELOPMENTS. On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court in Wilmington, Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action seeks to enjoin the Company from the alleged continuing infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorney fees. Prior to commencement of the action, the Company informed Elf Atochem that it did not believe its production process infringed valid patent rights of Elf Atochem. The Company believes that, after having analyzed the claims in conjunction with counsel engaged to assist in the defense of the matter, that valid and enforceable defenses and/or counter claims exist in favor of the Company, and the Company is defending the matter accordingly. Although management believes the matter will be resolved without a material adverse effect, it is inherently impossible to predict with any degree of certainly the outcome of the type claim that the Elf Atochem matter represents. Accordingly, it is possible that the resolution of the matter could be material to the Company's financial position or the results of is operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

    10.46      Amendment dated as of February 28, 1999 and amended as of May 31, 1999,
               September 14, 1999, November 15, 1999, and December 10, 1999.
       12      Statements Regarding Computation of Ratio of Earnings to Fixed
               Changes
       27      Financial Data Schedule (for SEC use only)

---------------

(b)    REPORTS OF FORM 8-K

       A Current Report on Form 8-K was filed on September 15, 1999 to provide information about amendments to the Company's senior credit facility.

       A Current Report on Form 8-K was filed on October 4, 1999 to provide information about financial advisors engaged to review the Company's capital structure and business strategy.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LAROCHE INDUSTRIES INC.
                                      (Registrant)

     Date:  January 13, 2000      By: /s/ Harold W. Ingalls
                                      ------------------------------------------
                                      Harold W. Ingalls
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

     Date:  January 13, 2000      By:  /s/ Gerald B. Curran
                                      ------------------------------------------
                                       Gerald B. Curran
                                       Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)