Form 10-K
period 2001-02-28
LAROCHE INDUSTRIES INC
filed 2001-03-20
CIK 797556

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000
                                       OR
 [ ] TRANSITION SECURITIES ON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  |_|    No  |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes || No |_| (Not applicable to Registrant.)

     Aggregate market value of voting stock held by non-affiliates of the
Registrant: None. (See Part II, Item 5.)

     Number of shares of Common Stock outstanding as of February 28, 2001 was 428,935.

===============================================================================

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     CERTAIN STATEMENTS IN THE "BUSINESS," "LEGAL PROCEEDINGS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K REGARDING, AMONG OTHER THINGS, (i) COMPETITION IN THE MARKETS SERVED BY THE COMPANY, INCLUDING THE COMPETITIVE FACTORS EXPECTED TO INFLUENCE SUCH MARKETS, RAW MATERIAL COSTS AND THE COMPANY'S COMPETITIVE POSITIONING, (ii) THE COMPANY'S PLANS FOR FUNDING ITS FUTURE OPERATIONS AND EMERGENCE FROM CHAPTER 11, AND (iii) THE EFFECT OF CERTAIN ENVIRONMENTAL REGULATIONS ON THE COMPANY'S OPERATIONS AND THE COSTS OF COMPLIANCE WITH SUCH REGULATIONS OR REMEDIATION OF EXISTING ENVIRONMENTAL PROBLEMS ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. AS FORWARD-LOOKING STATEMENTS, THEY ARE NECESSARILY BASED UPON VARIOUS UNCERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, MANAGEMENT'S CURRENT KNOWLEDGE AND PERCEPTION OF THE COMPETITIVE CONDITIONS IN THE MARKETS SERVED BY THE COMPANY, PROJECTIONS OF THE COMPANY'S FUTURE PRODUCTION CAPACITY REQUIREMENTS AND ESTIMATES OF ENVIRONMENTAL COMPLIANCE AND REMEDIATION COSTS. BECAUSE OF SUCH UNCERTAINTIES, THE ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

ITEM 1.  BUSINESS

CHAPTER 11 FILING

    On May 3, 2000 (the "Petition Date"), LaRoche Industries Inc. (the "Company") and LaRoche Fortier Inc. ("Fortier") (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered under case number 00-1859(PJW) ("Bankruptcy Case"), having been initially assigned case nos. 00-1859 (JJF) and 00-1860(JJF), respectively. The Debtors have continued to manage and operate their assets and businesses as debtors-in-possession subject to the supervision and orders of the Bankruptcy Court. Accordingly, the existing directors and officers continue to operate and manage the affairs of the Debtors subject to court supervision. The Chapter 11 filing involves the domestic assets of the Debtors only. The Debtors' European subsidiaries and operations are not subject to the Chapter 11 filing, and are not subject to Bankruptcy Court supervision.

    The Debtors expect to reorganize under Chapter 11. On February 7, 2001, the Debtors filed a joint plan of reorganization (the "Plan") that outlines, among other things, the disposition of pre-petition claims against the bankruptcy estate and the management and financial structure of the Company after emergence from Chapter 11. In connection with the Plan, the Debtors also filed a Disclosure Statement, which includes a liquidation analysis, feasibility study, and other information about the Company and its Plan. A hearing is set for March 27, 2001 to determine the adequacy of the Plan and related disclosure statement, after which, if the Bankruptcy Court issues a favorable ruling, the Plan and disclosure statement will be submitted to interested parties for a vote. After the distribution of the Plan, the Company will have 60 days (the "Exclusive Period") to solicit enough affirmative votes to confirm the Plan. After expiration of the Exclusive Period, parties in interest have the right to propose reorganization plans absent an extension of the Exclusive Period. Although management expects that the Plan will ultimately be confirmed by the Bankruptcy Court, there can be no assurance of such confirmation.

    At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. See "ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", footnote 1 to the audited consolidated financial statements, and the Report of Independent Auditors included on page F-1 all of which indicate substantial doubt about LaRoche Industries Inc.'s ability to continue as a going concern.

    CHAPTER 11 FINANCING AND OTHER MATTERS

    On May 4, 2000, the Debtors received approval from the Bankruptcy Court to, among other things, continue paying salaries, wages and benefits to all employees, insurance and debts due to critical trade creditors and independent contractors. In addition, on May 31, 2000 the Bankruptcy Court granted final approval of a $25,000,000 debtor-in-possession financing facility (the "DIP Loan"), which was provided by a syndicate of lenders, including the Chase Manhattan Bank as agent bank (the "DIP Lenders"). The DIP Loan initially matured on October 31, 2001. As discussed more fully under the heading "Recent Developments and Subsequent Events" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", subsequent to the Chapter 11 filing, the Company could not comply with certain terms of the DIP Loan. A series of modifications have been made to the DIP Loan in order to continue to provide the Company with adequate cash to fund its operations during the Chapter 11 cases.

    EVENTS LEADING UP TO THE CHAPTER 11 FILING AND RESTRUCTURING ACTIVITIES

    Prior to filing the Bankruptcy Case, the Company had undergone almost two years of highly depressed market prices for its domestic nitrogen and chlor-alkali products, and as a consequence, insufficient cash was generated from operations to fund its debt service and capital expenditures. Further an explosion in July 1999 at an adjacent facility temporarily shut down operations at the Company's Gramercy, Louisiana facility, and resulted in lost income and damages in excess of $16 million. Over this same period, the Company was unable on numerous occasions to comply with various financial covenants under its senior secured credit facility and required waivers and amendments in order to have continued access to this facility. In May 1999, the maximum amount available for borrowing under this facility was reduced from $120 million to $90 million. In addition, the Company's continuing negative financial performance led many of the Company's key suppliers to reduce trade credit available to the Company. All of these factors severely reduced the Company's liquidity, and ultimately the Company was compelled to file for protection under Chapter 11.

     During the year immediately preceding the Petition Date, as well as subsequent to that date, management of the Company and its financial and legal advisors have conducted an extensive analysis of business operations with the objective of making necessary changes to improve operating performance, reduce costs, and improve the Company's capital structure. Throughout this period, management has explored numerous strategies to improve its liquidity and capital structure including disposing of distinct business units and raising additional equity. Management, together with its bankruptcy advisors, is continuing these efforts, with the ultimate goal of emerging from Chapter 11 with a financially sound and economically viable company.

COMPANY OVERVIEW

     The Company is an international diversified producer and distributor of inorganic and organic chemicals. During its fiscal year ended February 29, 2000 it operated seven production facilities, twenty-three customer service distribution centers and two warehouses throughout the United States and in Western Europe. As discussed in more detail under the headings "Recent Developments and Subsequent Events" and "Discontinued Operations" in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations", the Company made decisions during 2000 to exit a number of these businesses as part of its effort to restructure under Chapter 11.

     The Company was formed in a 1986 management buyout of the nitrogen, mixed fertilizers and retail business operations of United States Steel Corporation ("USX"), followed by a 1988 acquisition of certain chemical production operations of Kaiser Aluminum and Chemical Corporation ("Kaiser"). In 1997, the Company expanded into Western Europe by purchasing a 50% joint venture interest in a Rhodia chlor-alkali operation in Pont-de-Claix, France ("ChlorAlp") and acquiring a chlor-alkali plant near Frankfurt, Germany (the "Frankfurt facility") from Hoechst Celanese. In June 1999, the Company sold its Alumina chemicals business segment ("Aluminas") for approximately $39.5 million plus working capital. Also in June 1999, the Company, through its wholly owned subsidiary, LII Europe, purchased the remaining 50% interest in ChlorAlp from Rhodia for approximately $27 million.

     Prior to the asset dispositions referred to above, the Company's products were divided into three business segments: Nitrogen Products ("Nitrogen"), Electrochemical Products -- North America ("Electrochemicals -- N.A.") and Electrochemical Products -- Europe ("Electrochemicals -- Europe").

     The Nitrogen segment encompassed the production and distribution of three primary nitrogen products: high-density ammonium nitrate ("HDAN"), a nitrogen-based fertilizer essential for agricultural crops; low-density ammonium nitrate ("LDAN"), a nitrogen-based blasting agent for industrial explosives; and anhydrous and aqua ammonia for various industrial applications. Ammonia is the common ingredient of these products and is produced from natural gas. On October 31, 2000, the Company disposed of the HDAN and LDAN production facilities for aggregate proceeds of $39 million, net of approximately $4 million of purchase proceeds withheld by the purchaser to cover certain contingencies as defined in the agreement. As a result of this sale, the Company's Nitrogen business is presently engaged only in the distribution of industrial ammonia and related services.

     In its Electrochemicals -- North America segment, the Company is a merchant producer and marketer of chlor-alkali chemicals, including chlorine and caustic soda. These chemical products are fundamental building blocks used in production by the construction, pulp and paper, water treatment, detergent, pesticide and pharmaceutical industries. In addition, until August 2000, the Company manufactured fluorocarbon products used as blowing agents in production of insulating foam materials. The Company is currently in negotiations with a third party for the sale of substantially all of the assets comprising the Electrochemicals -- N.A. business segment.

The Company hopes to complete this transaction before May 2001.

     The Electrochemicals -- Europe segment produces chlorine, caustic soda and chlor-alkali derivatives at two manufacturing plants located in Germany and France. The Company markets these products throughout Western Europe.


INDUSTRY OVERVIEW

   NITROGEN PRODUCTS

           Anhydrous and aqua ammonia have a variety of industrial applications, including the removal of nitrogen oxide pollutant gases from boiler and incinerator emissions, refrigeration, fermentation, chemical processing, water treatment, heat treating and waste acid neutralization. In response to amendments (the "Clean Air Act Amendments") to the Federal Clean Air Act (the "Clean Air Act"), which severely restrict the discharge of certain pollutants into the environment, domestic demand for ammonia used in the treatment of sulfur and nitrogen oxide gases has grown rapidly. The Clean Air Act Amendments call for additional restrictions in the next several years. The Company believes that it is a leading merchant distributor in the United States of premium grade anhydrous and aqua ammonia used for water treatment, pollution control, refrigeration, metal treating, and for use in other chemical production.


  ELECTROCHEMICAL PRODUCTS

    CHLOR-ALKALI

     Chlorine and caustic soda are produced as co-products of salt brine electrolysis in a fixed weight ratio of 1 to 1.12. In salt brine electrolysis, an electric current is passed through a salt crystal dissolved in water between immersed conductors, causing the brine solution to separate into chlorine, caustic soda and hydrogen by-products.

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

     Historically, domestic chlorine production has fluctuated over the economic cycles, but has experienced a long-term average growth rate of approximately 1.2% per annum during the period from 1973 to 2000. Chlorine is difficult and dangerous to store in its elemental form, whereas caustic soda is comparatively safe and stable and readily capable of being stored in large quantities. As a result, demand for chlorine is the key driver for overall production volume of chlorine and caustic soda. Generally, when demand for chlorine is high, production levels and prices increase. This tends to be offset by over-supply of caustic soda and weak caustic soda pricing. On the contrary, when chlorine demand is weak, production levels and pricing decrease, causing caustic soda to be in a tight supply position with attendant rising prices. The volatility in the caustic soda market tends to be exacerbated by end-users building inventories ahead of forecast shortages and price increases, or depleting inventories ahead of forecast over-supply and price weakness. As a result, an inverse, although not perfectly correlated, price relationship generally exists between chlorine and caustic soda. The price of one ton of chlorine plus the price of the accompanying 1.12 tons of caustic soda, known as an electrochemical unit ("ECU"), therefore tends to be somewhat less volatile than the price of either commodity individually. However, from June of 1998 through August of 1999, the traditional inverse price relationship between chlorine and caustic soda shifted, and both products suffered severe price downturns at the same time.

     The Company believes that nearly one-third of the world's chlor-alkali production capacity is located in North America, with approximately 70% of it situated along the United States Gulf Coast. Chlor-alkali producers along the United States Gulf Coast are among the lowest-cost industry producers, due to excellent feedstock logistics and close proximity to downstream producers of products that consume chlorine and caustic soda. According to industry consultants, the three largest chlor-alkali producers in North America are Dow Chemical Co., Occidental Chemical Corporation and PPG Industries Inc. with capacity shares of approximately 25%, 21%, and 13%, respectively. Most of the major United States Gulf Coast producers are fully downstream integrated into products that involve the processing of chlorine. As a result, there are relatively few merchant producers of chlorine. According to a market study commissioned by the Company, of the approximate forty-five chlor-alkali producers in Western Europe, the three biggest producers are Solvay S.A., Dow Chemical Company and Imperial Chemical Industries PLC with 15%, 12% and 9% market share, respectively. The Company believes its European operations comprise approximately 4% of the Western European chlor-alkali market.

     Technology used in the manufacture of chlorine and caustic soda is based on either diaphragm, membrane or mercury cells. Of these, the diaphragm cell process is predominant in the United States with the mercury cell process used primarily in Europe. The Company's Gramercy, Louisiana and Pont-de-Claix, France chlor-alkali plants utilize diaphragm cell technology, while its Frankfurt, Germany plant utilizes mercury cell technology.

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


BUSINESS PRODUCT SEGMENTS

   NITROGEN PRODUCTS

     After the divestiture of the Company's HDAN and LDAN production facilities, its Nitrogen Products business segment consists of the distribution of industrial anhydrous and aqua ammonia. The Company believes that it is currently the largest merchant distributor in the United States of premium grade anhydrous and aqua ammonia used for water treatment pollution control, refrigeration, and for the manufacture of other chemical products.

     The Company supplies the merchant market for anhydrous and aqua ammonia through twenty-three customer service centers located throughout the country and sells products and services nationally. Approximately 50% of the Company's industrial ammonia sales are for chemical processing applications and environmental processes, for which demand has been increasing. The Company is experiencing an increasing demand for aqua ammonia as a result of new environmental regulations that restrict sulfur and nitrogen oxide emissions. The Company converts anhydrous ammonia into aqua ammonia at ten distribution centers.

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

ELECTROCHEMICALS-- NORTH AMERICA

     The Company's Electrochemicals -- N.A. products consist of chlorine and caustic soda (together, chlor-alkali) and fluorocarbons that are produced at its Gramercy facility. Chlorine is sold for a variety of uses, including the manufacture of PVC, urethane foams, household and industrial bleach, water treatment, titanium dioxide and various other end-uses. Caustic soda is sold to manufacturers of aluminum, organic and inorganic chemicals, detergents and petrochemicals, and to pulp and paper processors and water treatment facilities.

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

     The Company employs the diaphragm cell technology at its Gramercy manufacturing facility. The manufacturing processes consist of the electrolysis of sodium chloride brine (salt water), which produces free hydrogen, chlorine and caustic soda solution. For safety reasons, only small quantities of chlorine are stored, and production tends to be limited to the amount of chlorine the plant can sell in a relatively short period of time. Although salt is the basic raw material used in the production of chlorine and caustic soda, electricity is the largest production cost component.

     At the Gramercy fluorocarbons facility, the Company has replaced its CFC foam blowing agent (R-11) product line with the next generation foam blowing agent, HCFC-141b, to comply with the federal government's mandated phaseout of CFC. Likewise, HCFC-141b can be manufactured and sold through December 31, 2002, at which time its manufacture and sale must be discontinued. No replacement product is planned. The Company has reduced its reliance on fluorocarbon products in general, with expanded offerings and more intensive development of its products and facilities for its other markets. In the fiscal year ended February 29, 2000, the Company recorded an impairment charge in recognition of lower future profit expectations for its fluorocarbon business. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     As previously discussed, the Company is currently in negotiations to sell the Gramercy facility to a third party. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     RAW MATERIALS. The primary raw material used in the production of chlorine and caustic soda is salt. The Company has a long-term contract with Texaco Inc., which gives the Company the right to extract salt from a salt dome located 15 miles from the Gramercy facility. The contract expires on May 3, 2007, subject to the Company's option to renew the contract until May 3, 2032. The Company operates a pipeline through which the brine is transported from the Texaco salt dome to the Gramercy facility.

     Natural gas is the primary cost component in generating electricity for chlorine and caustic soda production and is sold on the spot market, as well as under long-term contracts. The Company purchases its gas requirements under long-term supply agreements at market prices. The Company also periodically buys natural gas contracts for future delivery at fixed prices and enters into natural gas hedging arrangements with financial counterparties to hedge its natural gas price exposure. However, as a result of the Chapter 11 filing, it has been increasingly difficult for the Company to enter into these types of hedging arrangements. Fluctuations in natural gas prices may affect the operating results of the Electrochemicals -- N.A. business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Qualitative and Quantitative Disclosures About Market Risk" for discussion of recent developments in natural gas pricing.

     Hydrogen fluoride ("HF") and chlorinated organic products are the primary raw materials needed for the production of fluorocarbons. HF and the required chlorinated organic products are considered by management to be readily available for purchase domestically.

     ELECTRICAL POWER. At the Gramercy facility, Kaiser operates its alumina plants adjacent to the Company's facility that produces electrochemical products. Kaiser and the Company share a powerhouse complex, from which the Company obtains electricity and steam for use in its domestic electrochemical production, pursuant to certain lease and operating agreements that remain in effect (if the Company exercises renewal options) until 2008. Kaiser owns and operates the powerhouse complex that is located on Kaiser property. The costs of operating the powerhouse and the utilization of electricity and steam generated therefrom are shared in accordance with these agreements. During fiscal year 1996, the Company approved and began implementing certain capital improvements at its powerhouse complex designed to reduce the electrical costs. These improvements, which included the installation of a new back-up rectifier assembly, refurbishment of generator turbine units and upgrading of the control systems, were completed in early 1999.

     On July 5, 1999, an explosion at the adjacent Kaiser facility caused extensive damage, including the Kaiser powerhouse, thereby causing the shut down of the Company's Gramercy chlor-alkali plant for five months. Extensive repairs were conducted through the fall of 1999. The plant was able to resume fluorocarbon production by mid-August 1999 and resumed full production of chlor-alkali products by mid-December 1999. However, as a result of the continued shutdown of the Kaiser facilities, power costs have increased. Management believes that most of the increased costs will be covered by its business interruption insurance. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     Kaiser and the Company have agreements relating to jointly operated or administered environmental compliance matters at their Gramercy facilities, other services such as water, sewage, dock and rail, chemical, telephone and emergency response services, and other matters.

   ELECTROCHEMICAL PRODUCTS -- EUROPE

     The Electrochemicals -- Europe product base is comprised of chlorine, chlorine derivative products and caustic soda produced at its Frankfurt and ChlorAlp manufacturing facilities. The product markets for Electrochemical Products -- Europe are similar to the chlorine and caustic markets for Electrochemicals -- N.A. markets.

     The Frankfurt facility is situated in an industrial park and has permitted chlorine production capacity of 160,000 metric tons p.a. and permitted caustic soda production capacity of 181,000 metric tons p.a. The Frankfurt operation also includes a chlorinated methane manufacturing facility that produces methyl chloride, methylene chloride/chloroform, sodium hypochloride, calcium chloride and hydrochloric acid. Methyl chloride is used in the production of silicones and methyl cellulosis. Methylene chloride acts as a solvent for synthesis of pharmaceuticals, agrichemicals and the photo and film industry and as an extraction medium in the food industry. Chloroform is used as feedstock in the production of fluoropolymers and R-22 (an HCFC). This facility has a permitted methyl chloride production capacity of 60,000 metric tons p.a. and permitted methylene chloride/chloroform production capacity of 70,000 metric tons p.a.

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

     ChlorAlp has chlorine production capacity of 240,000 metric tons p.a. and caustic soda production capacity of 269,000 metric tons p.a. Chlorine produced by ChlorAlp is sold in both liquid and gaseous forms. Approximately 95,000 metric tons per year of chlorine is sold in the gaseous form and is distributed to customers by pipeline. The balance of chlorine production is sold in liquid form and is distributed in rail tank cars to customers throughout France, Italy, Switzerland, Germany and the Benelux countries. Caustic soda is distributed throughout France with deliveries by pipeline, rail cars and tank trucks.

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

     RAW MATERIALS. The primary raw material used in the production of chlorine and caustic soda is salt. The Frankfurt facility obtains salt via river barge. ChlorAlp receives salt via a pipeline from a Company- owned brine mine in Hauterives, France.

     ELECTRICAL POWER. The Frankfurt facility receives electric power from a nearby plant. ChlorAlp receives its electric power from a powerhouse facility in which it has a majority ownership interest and maintains management oversight (GIE CEVco or "CEVco"). The Company feels this arrangement provides a strategic advantage at the site.


RESEARCH AND DEVELOPMENT

     The Company operated a research and development center at its Alumina facility in Baton Rouge since 1989 to develop and test new products and production methods. This facility was included in the sale of the Company's Alumina Chemicals business segment in June 1999. The Company had research and development expenditures of approximately $1.8 million and $4.0 million in fiscal years 1999 and 1998, respectively. As virtually all of the research and development projects were related to the Alumina Chemicals business segment and HCFC replacement (which ended in fiscal 1998), the Company did not have research and development related expenditures in fiscal year 2000.

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

     The Clean Air Act Amendments provided for the phase-out of the production of CFCs (R-11 and R-12) as of January 1, 1996, followed by the phase-out of the production of the HCFC-141b by December 31, 2002. The Clean Air Act also regulates sulfur and nitrogen oxide removal from emissions and provides certain incentives for the production of reformulated gasolines. These regulations may increase the demand for certain of the Company's ammonia products.

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


EMPLOYEES

     As of February 28, 2001, the Company had approximately 700 full-time employees in continuing operations, approximately 25 who were represented by domestic labor unions under various collective bargaining agreements, and approximately 360 represented by European labor unions. Since 1986, the Company has had three domestic labor disputes, none of which caused any material production delays. The Company considers its relations with its existing union and non-union employees to be generally good.

ITEM 2.  PROPERTIES

     As of February 28, 2001 the Company owned electrochemical manufacturing facilities in or near Gramercy, Louisiana; Frankfurt, Germany; and Pont-de-Claix, France. As more fully described under the heading "Discontinued Operations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Gramercy, Louisiana facility is being sold under an asset purchase agreement, and is no longer a part of continuing operations.

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


LOCATION                       DESCRIPTION AND BUSINESS LINE                              STATUS
--------                       -----------------------------                              ------

Gramercy..........       Electrochemical products: hydrochlorofluorocarbons,    Owned
                         caustic soda, and chlorine facility.
Frankfurt.........       Electrochemical products: chlorine, caustic soda and   Equipment -- Owned
                         chlorinated methane compounds facility.                Building & Land -- Leased
Chlor-Alp.........       Electrochemical products: chlorine and caustic soda    Building & Equipment - Owned
                         facility, chlorine vaporization and distribution       Land - Leased
                         operation, bleach production facility, and brine
                         extraction operation

     In addition, the Company owns or leases twenty-three customer service centers in nineteen states, where it stores and distributes anhydrous ammonia. It produces and distributes aqua ammonia products at ten of these centers. The Company also sells related storage systems and equipment and provides certain customer services at those centers.

     Substantially all of the Company's domestic properties and assets secure its senior credit facilities, including the DIP Facility.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

    The Company and its subsidiaries have been named as defendants in a number of legal actions arising from normal business activities. Although the final outcome of any legal action or dispute is subject to many variables and cannot be predicted with any degree of certainty, management believes, based upon the information currently available, that, except as otherwise described in this section, such other legal actions are likely to be resolved without a material adverse effect upon the financial condition and results of operations of the Company.

CHAPTER 11 PROCEEDINGS

    On May 3, 2000 (the "Petition Date"), LaRoche Industries Inc. and LaRoche Fortier Inc. (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered under case number 00-1859(PJW), having been initially assigned case nos. 00-1859 (JJF) and 00-1860(JJF), respectively. The Debtors have continued to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

    On May 4, 2000, the Debtors received approval from the Bankruptcy Court to, among other things, continue paying salaries, wages and benefits to all employees, insurance and debts due to critical trade creditors and independent contractors. In addition, on May 31, 2000, the Bankruptcy Court granted final approval of a $25,000,000 debtor-in-possession financing facility (the "DIP Facility"), which was provided by a syndicate of lenders, including the Chase Manhattan Bank as agent bank (the "DIP Lenders"). The DIP Facility initially matured on October 31, 2001, but was subsequently modified as a result of the continued deterioration of the Company's financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Recent Developments and Subsequent Events" for further discussion.

     Under section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other cases against the Debtors that were or could have been commenced prior to commencement of the Chapter 11 case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Debtors; (iii) take any action to obtain possession of or exercise control over property of the Debtors or their estates; (iv) create, perfect or enforce any lien against the property of the Debtors; (v) collect, assess or recover claims against the Debtors that arose before the commencement of the case; or (vi) set off any debt owing to the Debtors that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the Debtors that arose before the commencement of the case.

     Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with applicable notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. An official committee of unsecured creditors has been formed by the United States Trustee. This committee and various other parties-in-interest, including creditors holding claims, such as the pre-petition bank group and secured bondholders, have the right to appear and be heard on applications of the Debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the pre-petition bank groups, to make quarterly adequate protection payments of interest due on the pre-petition secured debt aggregating approximately $3.5 to $4.0 million.

     As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization cases.

     Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those that arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Debtors have established estimated accruals approximating what the Debtors believe will be their liability under these claims. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

          Inherent in a successful plan of reorganization is a capital structure that permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 cases, in general, or the effects of the Chapter 11 cases on the business of the Debtors or on the interests of creditors.

     Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

     To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

    On February 7, 2001, the Debtors filed a joint plan of reorganization (the "Plan") that outlines, among other things, the disposition of pre-petition claims against the bankruptcy estate and the management and financial structure of the Company after emergence from Chapter 11. In connection with the Plan, the Debtors also filed a Disclosure Statement, which includes a liquidation analysis, feasibility study, and other information about the Company and its Plan. A hearing is set for March 27, 2001 to determine the adequacy of the Plan and related disclosure statement, after which, if the Bankruptcy Court issues a favorable ruling, the Plan and disclosure statement will be submitted to interested parties for a vote. After the distribution of the Plan, the Exclusive period will extend for 60 days in order to allow the Company time to solicit enough affirmative votes to confirm the Plan. After expiration of the Exclusive Period, parties in interest have the right to propose reorganization plans absent an extension of the Exclusive Period.


     OTHER RECENT DEVELOPMENTS

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court in Wilmington, Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action sought to enjoin the Company from continuing an alleged infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorneys fees. The Company believes that it had a defensible position and valid counter-claims in this matter. Pursuant to an order dated January 6, 2000, the United States District Court for the District of Delaware denied the motion of Elf Atochem for preliminary injunctive relief, finding that LaRoche raised substantial and colorable issues relating to the validity of the patent suit. Notwithstanding the Company's significant defenses, in June 2000, it determined that it was in the Company's best interest to settle the dispute without further litigation, and accordingly, entered into a settlement and license agreement with Elf Atochem. Under the terms of the settlement, Elf Atochem granted the Company a license to use certain patents in the manufacture of HCFC 141b. In consideration for the license, the Company agreed to pay Elf Atochem a one-time lump sum fee of $1.2 million and royalties in the amount of $.10 per pound of HCFC 141b produced or sold subsequent to May 4, 2000. The Company's obligation to make payments under this agreement will cease once the aggregate payments by the Company, including the lump sum fee, reaches $4.5 million.

     As previously reported, in December 1997, the Company was named as a defendant in three civil antitrust actions (two of which are the same suit filed in two separate jurisdictions, one of which was subsequently dismissed). These actions were brought predominantly by various mining concerns, alleging that the Company violated the federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. On May 5, 1998, the plaintiff dismissed the Company as a defendant in one of such civil lawsuits. In May 1999, the Company reached an agreement in principle with the plaintiff to settle all claims against the Company. Under the terms of that settlement, the Company made an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next four years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million. As a result of the Company's filing for Chapter 11 protection on May 3, 2000, payments under this agreement have been suspended.

     ENVIRONMENTAL PROCEEDINGS

     GRAMERCY, LOUISIANA. On July 28, 1989, a 28,000 gallon mixture primarily consisting of chloroform and carbon tetrachloride was spilled at the Company's Gramercy plant during the off-loading of a barge. Although immediate corrective action was initiated, the spill impacted the shallow soils and groundwater. Expenditures for corrective action and to determine the extent of contamination through February 29, 2000, have been approximately $4.5 million. The Company estimates that the remaining cost to complete remediation could be up to an additional $1.8 million over the next few years.

     On June 27, 1996, Marathon Oil Company and Marathon Pipeline Company (together "Marathon") filed a complaint against the Company and one other company in the United States District Court for the Eastern District of Louisiana alleging that the Company or its agents damaged a gasoline pipeline causing it to rupture and release gasoline into the Blind River and surrounding area near Gramercy. Marathon's preliminary claim statement for damages incurred totaled $8.5 million. In connection with the gasoline release, a class action petition was filed in the 23rd Judicial District Court for the Parish of St. James, Louisiana against Marathon and the Company on behalf of persons and entities allegedly sustaining direct and/or consequential damage as a result of the gasoline release. On May 30, 1997, two additional plaintiffs filed suit against Marathon, the Company and certain unnamed defendants alleging damages suffered as a result of the gasoline spill and clean-up operations. Marathon's lawsuit against the Company was settled for $2 million in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. The Company has insurance coverage for, and continues to defend itself against, the two remaining claims. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1.5 million. The Company's allocated portion of the settlement is $375,000, although, as stated above, the Company has insurance coverage for this amount. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, believes that the case can be settled for a nominal amount.

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

    OTHER. In addition to the matters described above, the Company is also involved, to varying degrees, in litigation, as well as remedial environmental activities at other facilities. Although management believes, based upon information currently available, that such other litigation and activities are likely to be resolved without a material adverse effect upon the financial condition and results of operations of the Company, the aggregate cost of such litigation and remedial activities cannot be precisely predicted, and there can be no assurance that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of February 15, 2001 the Common Stock is held by 11 people, all of whom are affiliated with the Company. No dividends were declared on the Common Stock until January 1996 when the Company's Board of Directors declared its first quarterly dividend of $.50 per share. The Company also paid quarterly dividends of $.50 per share during fiscal year 1997 and through the first quarter of fiscal year 1998, and $.75 per share for the second, third and fourth quarters of fiscal year 1998. Dividends of $.75 per share were declared and paid in each of the first two quarters and dividends of $1.00 per share were declared and paid in the third quarter of fiscal 1999, respectively, with no dividends declared for the fourth quarter. The payment of dividends is a decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations, as the Board considers relevant. As a result of the Company's default under its credit agreements and subsequent Chapter 11 filing, dividend payments have been suspended indefinitely.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial information of the Company's continuing operations. The following selected historical consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been reflected therein.

                                                                                 FISCAL YEAR ENDED(a)
                                                    -----------------------------------------------------------------------------
                                                     FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                         2000           1999(b)          1998(c)          1997            1996
                                                    --------------  --------------   --------------  --------------  ------------
                                                                                (DOLLARS IN THOUSANDS)
       STATEMENT OF OPERATIONS DATA:
       Net sales................................      $  204,515      $  206,800       $  133,359      $   90,351      $   84,900
       Cost of sales............................         168,501         176,841          101,848          68,215          59,480
                                                      ----------      ----------       ----------      ----------      ----------
       Gross profit.............................          36,014          29,959           31,511          22,136          25,420
       Selling, general and administrative
         expenses...............................          41,684          30,208           34,194          27,594          27,235
                                                      ----------      ----------       ----------      ----------      ----------
       Operating (loss) income from continuing
         operations.............................          (5,670)           (249)          (2,683)         (5,458)         (1,815)
       Interest and amortization of debt
         expense................................          (7,500)         (5,741)          (2,194)         (1,457)         (2,271)
       Income (loss) from equity
         investments............................           1,627           2,614             (619)             31           1,101
       Other (expense) income, net..............          (7,703)         (1,070)          (1,123)              2            (721)
       (Provision) benefit for income taxes.....              --          (1,488)           3,391          (1,072)          1,482
                                                      ----------      -----------      ----------      ----------      ----------
       Loss from continuing operations before
         extraordinary charge...................      $  (19,246)     $   (5,934)      $   (3,228)     $   (7,954)     $   (2,224)
                                                      ==========      ==========       ===========     ===========     ===========
       Net loss.................................      $ (248,665)     $  (40,518)      $  (18,089)     $   (9,300)     $   (3,886)
                                                      ==========      ==========       ==========      ===========     ===========

       OTHER FINANCIAL DATA:
       EBITDA(d)................................      $   14,015      $   20,661       $    6,955      $    9,684      $    6,698
       Cash flows provided by continuing
         operations.............................          10,464             906           11,339           6,420           6,275
       Capital expenditures(e)..................          34,321          15,553           19,870           6,537           2,482
       Ratio of earnings to fixed
         charges(f).............................              --              --               --            1.1x            2.7x
       Cash dividends...........................              --      $    1,198       $    1,095      $      912      $      233

       BALANCE SHEET DATA (AT END OF
         PERIOD):
       Cash and cash equivalents................      $    2,311      $    5,380       $   12,884      $    1,165      $    3,265
       Working capital..........................        (320,464)        (27,039)          40,542           4,318          27,443
       Total assets.............................         199,352         389,777          395,148         261,994         254,997
       Total long-term debt.....................               0         202,221          207,418         104,441         112,940
       Total debt(g)............................         294,438         261,984          237,075         144,881         125,764
       Common stock with redemption
         features...............................               0             528            3,505           4,177          12,246
       Stockholders' (deficit) equity...........        (261,560)        (10,605)          31,648          50,906          51,296

---------
(a)      In August 2000, the Company made decisions to sell certain business segments as part of its overall efforts to reorganize under Chapter 11.
         On October 31, 2000, the Company sold four ammonium nitrate plants that comprised a significant portion of its Nitrogen products business segment. In addition, the Company is negotiating to sell its 50%
         interest in Avondale Ammonia, also part of the Nitrogen products business segment, to its joint venture partner, Cytec Industries. The
         Company has also decided to sell its chlor-alkali and fluorocarbon operations in Gramercy, Louisiana which comprise the Electochemicals -
         N.A. business segment. The operating results attributable to these businesses have been segregated and excluded from the results of continuing operations in the schedule above. For additional information regarding discontinued operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
         Notes to the Consolidated Financial Statements in Item 12.
(b)      In June 1999, the Company sold its Alumina chemicals business.
         Accordingly, the results of operations, financial position and cash flows attributable to Aluminas have been segregated from that of continuing operations. See the consolidated financial statements and notes thereto for additional discussion.
(c)      During 1998, the Company entered into the Credit Facility and repaid the existing revolving credit facility, refinanced the




         senior subordinated debt of the Company, invested in ChlorAlp and acquired the Frankfurt facility.

(d) EBITDA represents income from operations plus net cash received from equity investments plus depreciation, amortization and other non-cash charges reflected in income from operations. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.
         The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements, and payments made for interest and income taxes.
(e)      Capital expenditures exclude noncash additions through capital leases.
(f) For purposes of calculating the historical ratio of earnings to fixed charges, earnings consist of income before income taxes, minority interests and extraordinary charges plus fixed charges, adjusted to exclude the undistributed earnings from equity investments and the increase in redemption value of certain stock of a subsidiary held by minority stockholders included in such fixed charges but not deducted in the determination of income before minority interests. Fixed charges consist of interest expense, amortization of debt expense, such portion of rental expense deemed to be representative of the interest factor and the pretax earnings required to cover the increase in redemption value of certain stock of a subsidiary held by minority stockholders.
         For the years ended February 29, 2000 and February 28, 1999 and 1998, earnings were inadequate to cover fixed charges by approximately $73.6 million, $37.6 million, $8.5 million, respectively.
(g) Total debt includes the current and non-current portions of term debt and revolving credit facilities.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in this 10-K Annual Report.

RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

     The Company is an international producer of inorganic and organic chemicals. During the periods included in the accompanying financial statements, the Company operated in three principal business segments: Nitrogen Products
("Nitrogen"), Electrochemical Products -- North America ("Electrochemicals --
N.A.") and Electrochemical Products -- Europe ("Electrochemicals -- Europe").
Nitrogen products were manufactured in five plants located in the United States, and sold into domestic fertilizer, blasting and industrial markets.
Electrochemicals -- N.A. products consist of chlorine and caustic soda
(chlor-alkali products) and fluorocarbons, which are manufactured in a single plant in Louisiana. Electrochemicals -- Europe manufactures chlor-alkali products and derivatives in two European facilities located in France and Germany. For a more detailed description of the Company's business, see Item 1.
"Business". As described more fully below, during 2000 the Company made decisions to dispose of certain business segments as part of a restructuring of its business in Chapter 11 proceedings. These segments have been treated as discontinued operations in the Company's financial statements.

     During the year ended February 29, 2000, the Company continued to suffer losses from operations as a result of depressed market conditions in its domestic nitrogen and chlor-alkali businesses. In addition, during the second half of the year, market prices for the Company's chlor-alkali and derivative products produced in its European facilities declined. This extended period of operating losses had a severe negative impact on the Company's liquidity. In
March 2000, the Company announced that it would not make scheduled interest payments on its senior unsecured bonds, and that it was entering discussions with its bondholders and senior secured lenders with the goal of restructuring its existing debt agreements. On May 3, 2000 the Company filed a voluntary petition with the U.S. District Court for the District of Delaware (the "Court") for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 filing involved only the Company's domestic assets. The Company's European operations and subsidiaries are not part of the Chapter 11 cases. Management believed that filing for Chapter 11 protection was a necessary step to provide interim financing that would enable the Company to focus on running its operations and serving its customers while in the process of restructuring its debt. For further discussion of the Chapter 11 cases, see Item 1. "Business" and
Item 3. "Legal Proceedings".

     In August 2000, the Company made decisions to dispose of substantially all of its domestic manufacturing facilities in order to raise cash and to begin the process of restructuring the Company for emergence from Chapter 11. The facilities included all four of the Company's ammonium nitrate plants (the "AN plants"), its joint venture interest in Avondale Ammonia, and its chlor-alkali and fluorocarbon plant, located in Gramercy, Louisiana. The AN plants were sold on October 31, 2000 to Orica Nitrogen LLC for approximately $39 million, net of approximately $4 million placed in escrow to cover certain contingencies. Also in August, the Company filed a motion with the Court to withdraw from Avondale
Ammonia, its joint venture with Cytec Industries. The Company has agreed to a cash settlement under which it will receive approximately $800,000 in exchange for its interest in the Avondale joint venture.

     The Company is currently negotiating with a third party for the sale of its Gramercy facility. Management is hopeful of completing this transaction prior to May 2001, subject to Bankruptcy Court approval. For purposes of financial reporting, and in accordance with generally accepted accounting principles, all of these asset dispositions are considered disposals of business segments.
Accordingly, the loss on the disposal of each business, including estimated operating losses through the anticipated date of disposition, have been accrued as part of the net loss for the year ended February 29, 2000. These transactions are discussed in more detail under the heading "DISCONTINUED OPERATIONS".

    Early in the Chapter 11 cases, the Debtors received approval from the Bankruptcy Court of a $25,000,000 debtor-in-possession financing facility (the
"DIP Facility"), which was provided by a syndicate of lenders, including the Chase Manhattan Bank as agent bank (the "DIP Lenders"). The DIP Facility initially matured on October 31, 2001, and management expected the facility to meet its cash needs throughout the course of the bankruptcy proceedings.
However, as a result of higher than expected energy costs and slower than expected price recovery for its chlor-alkali products, the Company was unable to comply with certain terms of the DIP Facility in August 2000, and consequently entered into a series of amendments to enable the Company to have continued access to the facility. In August 2000, the DIP Facility was modified to, among other things, eliminate certain borrowing base requirements, increase availability up to $30,000,000, and provide for continuing availability through the sale of the AN plants. The facility was further modified in October 2000 to allow for continued availability subsequent to the sale of the AN plants. Under its current terms, the DIP Facility matures on April 18, 2001, and the Company may borrow up to $10,000,000. If a plan of reorganization has not been confirmed prior to the termination of the DIP
Facility, an extension of that facility would be required in order to ensure the Company has adequate cash available to meet its obligations and fund its operations during the remainder of the Chapter 11 proceedings. While the Company believes that its lenders will continue to support the Company and will provide the liquidity necessary to sustain the Company until a plan of reorganization is in place, there can be no assurances of this.

     On February 7, 2001, the Debtors filed a joint plan of reorganization (the
"Plan") that outlines, among other things, the disposition of pre-petition claims against the bankruptcy estate and the management and financial structure of the Company after emergence from Chapter 11. In connection with the Plan, the Debtors also filed a disclosure statement, which includes a liquidation analysis, feasibility study, and other information about the Company and its Plan. A hearing is set for March 27, 2001 to determine the adequacy of the Plan and related disclosure statement, after which, if the Bankruptcy Court issues a favorable ruling, the Plan and disclosure statement will be submitted to interested parties for a vote. After the distribution of the Plan, the Company will receive a 60-day extension of the Exclusive Period to solicit enough affirmative votes to confirm the Plan. After expiration of the Exclusive Period, parties in interest have the right to propose reorganization plans absent an extension of the Exclusive Period.

     Although management expects that the Plan will ultimately be confirmed by the Bankruptcy Court, there can be no assurance of such confirmation. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has incurred, and will continue to incur, professional fees and other cash demands typically incurred in bankruptcy.

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see discussion in the next paragraph explaining the impact of natural gas prices on cash and operations, the section herein entitled "Liquidity and Capital Resources" and the Notes to Consolidated Financial Statements for further discussion). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the Company's consolidated financial statements. Except for losses recognized on the disposition of discontinued operations, the consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

    As discussed in Item 1. "Business", natural gas is a key raw material and source of energy in both the nitrogen and electrochemical business lines.
Although the Company substantially reduced its exposure to natural gas prices with the disposition of the AN plants and Avondale Ammonia as described above, it will have continued exposure as long as it operates the Gramercy plant.
Subsequent to February 29, 2000, the daily cash price of natural gas in the United States has risen from $2.60 per mmbtu in February 2000 to over $9.00 per mmbtu in December 2000. Increasing natural gas prices were a primary contributor to operating losses earlier in 2000 that necessitated the modifications to the DIP Facility described above. Current futures markets and most industry forecasts indicate that prices will stay above the $8.00 per mmbtu price level through the winter months of 2001. Furthermore, as a result of the Company's financial condition, it was unable to enter into hedge contracts earlier in the year that may have mitigated the impact of changing market prices for natural gas on the Company's operating results. At these levels, gas prices will continue to have a significant negative impact on the Company's operating results and cash flow until the Gramercy plant is sold.




FISCAL 2000 SUMMARY

     Throughout the Company's fiscal year ended February 29, 2000, the Company continued to pursue and build upon a series of strategic initiatives begun in fiscal 1999 designed to strengthen the Company's financial condition and to position the Company for future growth and profitability. The focus of these initiatives has been threefold:

   -   Reduce costs;
   - Concentrate resources on core businesses in which the Company has competitive strengths; and
   -   Reduce the Company's total debt.

    Cost reduction initiatives began in January 1999 with a restructuring of the corporate headquarters and a 30% headcount reduction. During fiscal 2000, management began an internal review of its operations with the goal of achieving permanent cost reductions of 10% of all costs and expenses from its North
American and European operations over the next three years.

    In June 1999, the Company completed the sale of its Alumina chemicals business, and acquired the remaining 50% of ChlorAlp, its chlor-alkali facility near Grenoble, France, which was previously owned in a joint venture with Rhodia. These transactions allowed the Company to strengthen its position in the European chlor-alkali market and to sell a specialty chemical business that had not produced adequate returns, and did not have good long-term growth prospects.

    On July 5, 1999, an explosion at an adjacent manufacturing site owned by Kaiser Aluminum and Chemical Corp. caused a temporary suspension of production at the Company's electrochemical manufacturing facility in Gramercy, Louisiana.
Fluorocarbon production was resumed in mid-August. Resumption of chlor-alkali production, however, required restoration of services from a power plant shared with Kaiser. The plant temporarily resumed operations in mid-November 1999 upon the restoration of services from a shared power plant, but was unable to sustain production due to mechanical failures that resulted from the effects of the explosion. The plant began operating again in mid-December 1999, and until a voluntary reduction in operating rates in November 2000 caused by high natural gas prices, had sustained operations at approximately 90% capacity. Through
February 29, 2000 the Company estimates that it incurred approximately $8.7 million in lost profit margin from product sales and increased costs as a result of the shut down, and will incur approximately $2.0 million of additional losses, primarily as a result of increased power costs, prior to full resumption of the adjacent Kaiser plant. In addition to lost profits, physical damages were approximately $4.5 million to restore the plant facilities to their condition before the explosion. In January 2001, the Company reached a settlement on most of these losses and increased costs with its insurance carriers, net of deductibles of approximately $1.6 million.

    In September 1999, partially as a result of the temporary suspension of fluorocarbon production caused by the Gramercy explosion and the Company's deteriorating financial condition, the Company lost three major customers in its fluorocarbon business. The Company has been unable to replace the resulting loss of volume, and coupled with lower market prices in general, this business produced cash losses in the second half of the fiscal year. The fluorocarbon operation has continued to produce losses subsequent to the fiscal 2000 year end, and is not projected to be profitable in fiscal 2001. The Company believes that it is unlikely that this business will return to profitability before the sale of HCFC is banned under government mandate on December 31, 2002.
Accordingly, as required by FAS 121, an impairment charge of $9.8 million was recorded in the fourth quarter of fiscal 2000. This plant will be included in the disposition of the entire Gramercy site as described herein under the headings "Recent Developments and Subsequent Events" and "Discontinued
Operations".

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

     Largely as a result of the negative impact of market pricing on its financial performance, the Company was unable to comply with certain financial covenants included in its senior credit facility during the year. The Company entered into a series of amendments and waivers with its senior lenders over the course of fiscal 2000 to allow continued access to the facility while the Company pursued alternative sources of capital. Multiple efforts to obtain an equity infusion or an alternative debt structure failed to produce any long-term solution to the Company's capital needs, and as described in more detail above, on May 3, 2000 the Company filed for protection under Chapter 11 of the Bankruptcy Code.



RESULTS FROM CONTINUING OPERATIONS


     The Company incurred operating losses from continuing operations of $5.7 million for the year ended February 29, 2000 ("fiscal 2000"), compared to losses of $.2 million for the year ended February 28, 1999 ("fiscal 1999") and $2.7 million for the year ended February 28, 1998 ("fiscal 1998"). Lower prices in domestic chlor-alkali and ammonium nitrate markets, as well as lower prices in European markets for the second half of the year, resulted in the significant increase in operating losses compared to the prior fiscal year. In addition, the Company incurred fees and settlement costs of approximately $5.5 million in connection with a lawsuit brought by Elf Atochem .

     The decrease in fiscal 1999 losses from continuing operations was primarily the result of income from the Company's European electrochemical operations, acquired in the second half of fiscal 1998. Lower prices for the Company's industrial ammonia products than in the prior year contributed to slightly lower operating profits in the Nitrogen Products group.


                                           FEBRUARY 29,                  FEBRUARY 28,                  FEBRUARY 28,
                                              2000                          1999                           1998
                                      -----------------------        ---------------------       -----------------------
                                                   PERCENT OF                   PERCENT OF                    PERCENT OF
                                      AMOUNT         TOTAL           AMOUNT        TOTAL           AMOUNT       TOTAL
                                      ------       ----------        ------     ----------         ------     ----------
 NET SALES:
 Nitrogen products.............    $  53,493            26.2%     $    74,508       36.0%        $  113,155       84.8%
 Electrochemical products--
   Europe......................      151,022            73.8          132,292       64.0             20,204       15.2
                                   ---------          ------      -----------    -------         ----------     ------
          Total................    $ 204,515           100.0%     $   206,800      100.0%        $  133,359      100.0%
                                   =========          ======      ===========    =======         ==========     ======

 OPERATING INCOME (LOSS) FROM
 CONTINUING OPERATIONS:
 Nitrogen products.............    $  10,412          (183.6)%    $     4,201   (1,687.1)%       $    6,695     (249.5)%
 Electrochemical products--
   Europe......................       (6,596)          116.3            3,424   (1,375.1)            (1,383)      51.5
 Corporate.....................       (9,486)          167.3           (7,874)   3,162.2             (7,995)     298.0
                                   ---------          ------      -----------    -------         ----------     ------
          Total................    $  (5,670)          100.0%     $      (249)     100.0%        $   (2,683)     100.0%
                                   =========          ======      ===========    =======         ==========     ======
 EBITDA:
 Nitrogen products.............    $  12,782            91.2%     $     6,120       29.6%        $   10,323      148.4%
 Electrochemical products--
   Europe......................        6,875            49.1           21,949      106.2              1,610       23.2
 Corporate.....................       (5,642)          (40.3)          (7,408)     (35.8)            (4,978)     (71.6)
                                   ---------          ------      -----------    -------         ----------     ------
          Total................    $  14,015           100.0%     $    20,661      100.0%        $    6,955      100.0%
                                   =========          ======      ===========    =======         ==========     ======


NET SALES FROM CONTINUING OPERATIONS

     The Company generated net sales from continuing operations of $204.5 million for the year ended February 29, 2000, compared with net sales of $206.8 and $133.3 million in 1999 and 1998, respectively. The change in net sales for the year ended February 29, 2000 compared to the prior year was primarily due to lower prices on principal North American products and German caustic and certain chlorinated methane products, as well as a significant reduction of warehouse sales in the Nitrogen products segment. These reductions were offset by the inclusion of ChlorAlp sales in consolidated net sales since its purchase on June 7, 1999.

     The increase in net sales in fiscal 1999 compared to fiscal 1998 was primarily due to the inclusion of a full year of sales from the Frankfurt facility, acquired in the fourth quarter of fiscal 1998. This increase was partially offset by lower pricing in industrial ammonia markets compared to 1998, as well as the disposition of certain nitrogen warehouse operations during fiscal 1999.

     Nitrogen products' net sales in fiscal 2000 decreased $21.0 million (28%) compared to the prior year. Decreased volumes of agricultural resale product related to the sale of the Company's Caruthersville warehouse facility in September 1998 resulted in a $16.4 million decline in net sales compared to the prior period. Continued declines in pricing of industrial grade products, due to general market pressures, resulted in additional decreases in net sales over the prior fiscal year.

     Nitrogen sales for fiscal 1999 decreased $38.6 million (34.2%) compared to fiscal 1998. Nitrogen net sales are sensitive to ammonia pricing, which impacts direct ammonia sales and derivative products. Ammonia prices averaged $116 per ton in 1999 compared to $156 per ton in 1998. Lower prices resulted in an $8.8 million reduction in net sales. In addition, the Company sold one of its four warehouse operations, and contributed a second to a joint venture during fiscal 1999, which resulted in lower volume and reduced net sales by approximately $28 million.

     Electrochemical Products-- Europe sales for the year ended February 29, 2000 increased $18.7 million (14.2%) compared to fiscal 1999. The consolidation of the ChlorAlp facility purchased in June 1999 resulted in a $55.2 million increase in net sales over the prior period. Offsetting this increase was a decline in the net sales of the Company's German facility, as well as, a stronger U.S. dollar in the current year which had a negative impact on sales. Market prices for caustic declined 13% compared to the prior period and resulted in a $5.1 million decline in sales. Market price reduction for some chlorinated methane products, in particular methylene chloride, reduced sales by almost $5.1 million. Also, lost volume related to reduced purchases and resale of HCL reduced sales by approximately $7.1 million. Sales for fiscal 1998 consist of activity from the Company's Frankfurt facility, which was acquired in December 1997.


COSTS AND EXPENSES FROM CONTINUING OPERATIONS

     The Company incurred costs and expenses of $210.2 million for the year ended February 29, 2000 compared to $207.0 million in 1999 and $136.0 million in 1998. Operating expenses increased as a result of the inclusion of ChlorAlp's costs and expenses in the Company's consolidated operating results since the Company completed the acquisition on June 7, 1999. The addition of ChlorAlp's expenses, however, was offset by the favorable impact of lower ammonia prices, reduction of warehouse operations, and cost reduction initiatives on overall operating costs.

     The increase in fiscal 1999 operating costs and expenses as compared to fiscal 1998 was mainly attributable to the acquisition of the Frankfurt facility in December 1997, offset by a decrease in costs due to lower volumes in Nitrogen and cost improvements across all business lines.

     In Nitrogen, costs and expenses decreased from $70.3 million in 1999 to $43.1 million in fiscal 2000. Cost reductions of $16.1 million were realized as a result of decreased volumes in agricultural resale products related to the sale of the Company's Caruthersville warehouse in September 1998. Fiscal 1999 costs and expenses for Nitrogen decreased from fiscal 1998 due to lower volumes resulting from the divestiture of most of its warehouse business. In addition, Nitrogen purchased approximately 30% of its ammonia requirements from third parties, and lower ammonia prices compared to prior years also had a favorable impact on costs.

     Electrochemicals - Europe costs and expenses increased $28.7 million as compared to fiscal 1999. The consolidation of operating results for the Company's ChlorAlp facility purchased in June 1999 (see "Significant Developments" section for further discussion) resulted in a $53.7 million increase in costs over the prior period. Offsetting this increase was a reduction in costs in the German facility due to overall cost savings initiatives and the reduction in purchases and resale of HCL, as well as, the impact of a strong U.S. Dollar on the translation of foreign currency expenses.

     Selling, general, and administrative costs for fiscal 2000 were $41.7 million compared to $30.2 million and $34.2 million in 1999 and 1998, respectively. The increase in fiscal 2000 expense was primarily the result of the inclusion of $6.7 million of ChlorAlp selling, general and administrative expenses in the consolidated operating results subsequent to its acquisition in June 1999. Administrative expenses in the current year also included approximately $3.8 million in legal expenses incurred in connection with the Elf Atochem litigation (see Item 3. "Legal Proceedings" for further discussion). The fiscal 2000 increases were somewhat offset by general cost reductions throughout the Company. Cost savings initiatives in 1999 more than offset additional costs incurred as a result of including the Frankfurt facility for the entire year, which added approximately $9 million in selling, general and administrative costs.

     As discussed more fully under the heading "Fiscal 2000 Summary" and in Note 4 to the Consolidated Financial Statements, the Company recorded a $9.8 million impairment charge in connection with its fluorocarbon operation in Gramercy, Louisiana. In addition, uninsured losses of $3.6 million were recorded in operating expenses in 2000 as a result of the Gramercy plant outage caused by an explosion at an adjacent plant (see " Fiscal 2000 Summary" herein).

OTHER ITEMS AFFECTING NET LOSS

     INTEREST AND AMORTIZATION OF DEBT EXPENSE. Interest and amortization of debt expense allocated to continuing operations increased to $7.5 million in fiscal 2000 from $5.7 million in 1999 and $2.2 million in 1998. The current year increase was primarily due to increased debt levels resulting from continued operating losses, as well as, increases in interest rates on the Company's senior secured debt. The increase from fiscal 1998 to fiscal 1999 was due to higher average debt balances incurred to fund acquisitions, capital investments and operating losses.

     INCOME (LOSS) FROM EQUITY INVESTMENTS. The Company had equity investments in two nitrogen warehouses. In June 1999, the Company acquired the remaining 50% interest in ChlorAlp, in which it had previously held a 50% joint venture interest and had been accounted for as an equity investment. The Company had income from equity investments of $1.6 million for the year ended February 29, 2000 compared to $2.6 million in fiscal 1999. The decrease was primarily the result of having only one quarter of equity income from ChlorAlp versus an entire year in fiscal 1999. The increase in equity income from fiscal 1998 to fiscal 1999 was primarily due to operating income reported from ChlorAlp compared to a loss in fiscal 1998 as a result of cost reduction programs and improved market conditions.

     OTHER (EXPENSE) INCOME, NET. The Company reported net other expense of $7.7 million for the year ended February 29, 2000 compared to net other expense of $1.1 million and net other expense of $1.1 million for the years ended February 28, 1999 and 1998, respectively. The current year loss includes a number of charges that were not included in the prior year. Approximately $4.9 million in debt restructuring charges were taken in the fiscal 2000, including a $3.2 million write-off of previously capitalized debt issue costs. The Company also accrued approximately $1.7 million in anticipation of settling a lawsuit brought by Elf Atochem (see Item 3. "Legal Proceedings" and "Environmental and Legal Matters" herein). In addition, exchange losses of approximately $5.5 million were included in other expenses on foreign currency denominated intercompany loans, compared to losses of just over $1.0 million in 1999. Offsetting these losses in the current year were realized gains on the settlement of two cross currency interest rate swaps and a gain on the sale of the Company's interest in a nitrogen warehouse.

     Other income, net in fiscal 1999 included gains on the sale of two Nitrogen warehouses of $2.0 million, foreign exchange translation gains of $1.0 and insurance recoveries of $.8 million. These gains were offset by unrealized losses on cross currency interest rate swaps of $1.7 million and a write-off of unamortized debt issuance costs of $1.0 million.

     BENEFIT (PROVISION) FOR INCOME TAXES. The Company recorded no provision for income taxes from continuing operations for the year ended February 29, 2000, net of a charge of $6.2 million for increases to the valuation allowance for net operating loss carryforwards. In fiscal 1999, the Company recorded a provision for income taxes of $1.5 million, net of a $5.3 million valuation allowance, compared to a benefit of $3.4 million in fiscal 1998. The valuation allowances were established as a result of the uncertainty as to when benefits arising from operating losses will be realized, and based on generally accepted accounting principles for recognition of tax benefits associated with operating loss carryforwards. At February 29, 2000, the Company had recorded valuation allowances against the tax benefit from the domestic net operating loss carryforwards and AMT credit carryforward of $64.9 and $5.1 million, respectively. The effective tax rates related to continuing operations were 0 %, (33.5%), and 51.2% for fiscal years 2000, 1999 and 1998, respectively.

     OTHER CHARGES. For fiscal year 1998, net loss included an extraordinary loss of $12.3 million (net of income tax benefit of $7.7 million) as a result of the early extinguishment of the Company's senior indebtedness including certain call and prepayment premiums.

     DISCONTINUED OPERATIONS. As more fully described in the section entitled "Strategic Transactions" below, the Company sold its entire Aluminas operations in two transactions. In fiscal 1999, the Company accounted for the financial results of this business segment as a discontinued operation, and recorded a loss on the sale of $5.7 million, net of income taxes of $3.6 million. The Company received net proceeds from the sale of $39.5 million when it was completed in June 1999, and retained most of the working capital. Also in fiscal 2000, the Company received certain contingent payments under the sale agreement and recorded other adjustments to the sale, which resulted in a $1.7 million reduction of the previously reported loss.


     Below is a summary of operating results for Aluminas for the period from March 1, 1999 through its sale on June 3, 1999 and the years ended February 28, 1999 and 1998:

                                                                                                 FISCAL YEAR ENDED
                                                                                  --------------------------------------------
                                                                                  FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                                     2000            1999             1998
                                                                                  ------------    ------------    ------------
    Net sales.................................................................       $   7,805      $  30,365       $  38,444
    Operating income (loss)...................................................             753         (4,957)           (115)
    EBITDA....................................................................           1,911          4,486           7,285


    As described in the section entitled "Recent Developments and Subsequent Events", the Company has sold, or is in the process of selling, all of its domestic manufacturing operations as part of its efforts to reorganize under Chapter 11 bankruptcy proceedings. These plants comprised a substantial portion of the Nitrogen products business segment and all of the Electrochemicals - N.A. business segment. The Company has accounted for these businesses as discontinued operations for the year ended February 29, 2000, and accordingly, has recorded a loss on the disposition of these businesses, including the estimated operating losses through the disposal date.

    The Company sold all four of its ammonium nitrate plants under a Court approved asset purchase agreement to Orica Nitrogen LLC on October 31, 2000 for approximately $39 million. An additional $4 million of proceeds are being held in escrow to cover certain contingencies should they occur. In addition, the Company negotiated a final settlement with Cytec, under which the Company would transfer its 50% interest in the venture to Cytec for cash of approximately $800. The Company recorded a loss on the disposition of these assets of $99,151 in fiscal 2000. The loss included operating losses for the period from March 1, 2000 through October 31, 2000 of $20,148.

    Below is a summary of operating results for the AN plants and the Company's share of Avondale Ammonia for the years ended February 29, 2000 and February 28, 1999 and 1998:

                                                                                                 FISCAL YEAR ENDED
                                                                                  --------------------------------------------
                                                                                  FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                                      2000            1999            1998
                                                                                  ------------    ------------    ------------
    Net sales.................................................................       $ 111,915      $ 114,267       $ 124,360
    Operating income (loss)...................................................          (9,916)        (4,567)          4,602
    EBITDA....................................................................             971         10,955          16,460


    Also as part of its restructuring in Chapter 11, the Company decided to shut down and sell its fluorocarbon plant and to sell its chlor-alkali plant, both located on the same site in Gramercy, Louisiana. These operations comprise the entire Electrochemicals - N.A. business segment. The Company is currently negotiating with a third party for the sale of these facilities, and Management hopes to close the transaction prior to May 2001. The Company recorded a loss on the disposition of these assets of $76,891 in fiscal 2000. The loss included estimated operating losses of $22,836 for the period from March 1, 2000 through the anticipated sale date.

    Below is a summary of operating results for Electrochemicals - N.A. for the years ended February 29, 2000 and February 28, 1999 and 1998:

                                                                                                 FISCAL YEAR ENDED
                                                                                  --------------------------------------------
                                                                                  FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                                      2000            1999            1998
                                                                                  ------------    ------------    ------------
    Net sales.................................................................       $  50,518      $  68,475       $  84,852
    Operating income (loss)...................................................         (12,352)        (8,823)          3,184
    EBITDA....................................................................          (4,096)         1,454           7,125



EBITDA

      EBITDA represents income (loss) from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, prior to its acquisition in June 1999, EBITDA also included the Company's equity interest in the EBITDA of ChlorAlp. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with generally accepted accounting principles), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

     EBITDA from continuing operations for fiscal 2000, 1999, and 1998 was $14.0 million, $20.7 million and $7.0 million, respectively. The increase in EBITDA for the Nitrogen products segment of $6.7 million was due primarily to improved gross margins resulting from lower ammonia prices. EBITDA for the Electrochemical Products -- Europe decreased in fiscal 2000 mainly due to price decreases in the European chlor-alkali markets, as well as lower prices for derivative products manufactured in the Company's German facility. EBITDA was higher in 1999 than in 1998 due mainly to the inclusion of EBITDA from the Company's German and French facilities, which were acquired late in fiscal 1998, for an entire year. The increases in EBITDA in fiscal 1999 as a result of the European investments were partially offset by lower domestic chlor-alkali, ammonia and ammonium nitrate prices.

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

     In October 1997, the Company purchased a 50% interest in ChlorAlp, a joint venture with Rhodia. The joint venture manufactures chlorine and caustic soda for sale to the plastics industry and merchant markets. The investment also includes an interest in a power generation facility that provides electricity to the manufacturing operation. On June 7, 1999, the Company, through its wholly owned subsidiary, LII Europe, acquired all the remaining capital stock and equity interest of ChlorAlp, which was held by Rhodia for approximately $27.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. For the year ended February 29, 2000 continuing operations generated cash of $10.5 million compared with cash generated from operations of $.9 million and $11.3 million for the years ended February 28, 1999 and 1998, respectively. The increase in net cash from operations in fiscal 2000 was primarily due to higher profits generated by the Company's industrial ammonia operations. In fiscal 1999, the decrease in cash generated from continuing operations as compared to the prior year was primarily the result of lower operating profits in the industrial ammonia business and the Company's German operations. In fiscal 1998, the increase in net cash provided by operating activities compared with fiscal 1997, was primarily the result of net decreases in working capital requirements, including a change in the timing of interest payments on subordinated debt.

     INVESTING ACTIVITIES. Cash used in investing activities related to continuing operations was $7.2 million for fiscal 2000 compared to uses of $9.9 million in 1999 and $54.0 million in 1998. Capital expenditures decreased in 2000 as a result of the completion of several large capital projects in 1999 and were consistent with the Company's capital expenditure plan for this fiscal year. During 2000, the Company purchased the 50% interest in ChlorAlp owned by Rhodia for approximately $27.0 million. The acquisition was funded by the proceeds from the sale of the Company's Aluminas chemical business for approximately $27.1 million. Capital expenditures increased in 1999 compared to 1998, primarily due to the inclusion of capital spending at the Company's German operation, which was acquired late in fiscal 1998, for an entire year. As described above in "Strategic Transactions", cash of approximately $20 million was invested in ChlorAlp and $17.6 million was used to purchase the Frankfurt facility in fiscal 1998.

     FINANCING ACTIVITIES. During fiscal years 2000 and 1999, cash provided by operations was not sufficient to fund capital investment and scheduled repayments of long-term debt. Liquidity was provided by the Company's revolving credit facilities, under which the Company borrowed $32.7 million in 2000 and $33.4 million in 1999. During fiscal 1998, the Company raised approximately $170.0 million in cash from a subordinated bond offering, net of financing costs, and $35.0 million from a term loan under a bank credit facility. Proceeds were used to refinance existing subordinated notes, repay borrowings under an existing credit facility, and to fund the Company's investments in ChlorAlp and the Frankfurt facility. The Company also made its final payment on certain indebtedness to USX.

     The Company paid cash dividends to its common stockholders of $1.2 and $1.1 million in the fiscal years ended February 28, 1999 and 1998, respectively.

    As more fully described in Item 1. "Business" and under the heading "Recent Developments" herein, the Company filed for Chapter 11 bankruptcy protection on May 3, 2000. The Company is operating its business as a debtor-in-possession, and is party to a post-petition credit facility dated May 4, 2000 (the "DIP Facility"). The DIP Facility initially matured on October 31, 2001, and management expected the facility to meet its cash needs throughout the course of the bankruptcy proceedings. However, as a result of higher than expected energy costs and slower than expected price recovery for its chlor-alkali products, the Company was unable to comply with certain terms of the DIP Facility in August 2000, and consequently entered into a series of amendments to enable the Company to have continued access to the facility. In August 2000, the DIP Facility was modified to, among other things, eliminate certain borrowing base requirements, increase availability up to $30 million, and provide for continuing availability through the sale of the AN plants. The facility was further modified in October 2000 to allow for continued availability subsequent to the sale of the AN plants. Under its current terms, the DIP Facility matures on April 18, 2001, and the Company may borrow up to $10 million. If a plan of reorganization has not been confirmed prior to the termination of the DIP Facility, an extension of that facility would be required in order to ensure the Company has adequate cash available to meet its obligations and fund its operations during the remainder of the Chapter 11 proceedings. While the Company believes that its lenders will continue to support the Company, and will provide the liquidity necessary to sustain the Company until a plan of reorganization is in place, there can be no assurances given in this regard. The Company expects to submit a reorganization plan prior to the expiration of the DIP Facility, a component of which will be a financing agreement to succeed the DIP Facility. As of February 28, 2001, the Company had $6 million available under the DIP Agreement.

    The DIP Facility is senior to all prior senior secured debt, and is secured by all of the Company's domestic assets, as well as a pledge of its ownership interests in and its intercompany receivables from its European subsidiaries. It imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders.

    Prior to filing for Chapter 11 protection, the Company was in default of all of its domestic long-term debt agreements. All amounts due under the senior secured credit facility and the senior subordinated notes represent pre-petition claims. The Company also has working capital facilities to support its operations in both France and Germany. The European credit facilities are not affected by the Company's bankruptcy filing.

    The Company believes that cash on hand, amounts available under the DIP Facility, its European credit facilities and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements during the Bankruptcy Cases, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

     Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases, in general, or the effects of such cases on the business of the Company or on the interests of creditors and stockholders.

RISK MANAGEMENT

     The Company utilizes certain financial instruments in connection with its risk management. See also Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for further discussion.

     Natural gas is the primary raw material used for the production of ammonia in the Nitrogen Products segment and electricity in the Electrochemical Products segments. The Company purchases its natural gas pursuant to market based contracts with natural gas producers. The Company has a natural gas hedging program designed to reduce the Company's exposure to natural gas price volatility. To protect against the risk of increasing prices, the Company, at its option, has periodically fixed its cost under these contracts in accordance with the pricing mechanisms included in the contracts. Fixed price purchase commitments pursuant to the contracts aggregated $3.0 million and $7.0 million, respectively as of February 29, 2000 and February 28, 1999. The Company has also at times utilized option spread agreements ("collars") to establish a range of cost on a portion of its natural gas requirements. However, as a result of its financial condition in fiscal 2000, the Company was unable to obtain credit terms that would enable it to enter into the derivative contracts that it has traditionally used to limit its exposure to higher natural gas prices.

     In connection with its acquisition of 50% of ChlorAlp in fiscal 1998, the Company indirectly obtained a joint venture interest in a power generation facility, which uses natural gas to generate power for the manufacturing operation. Prices for natural gas used in the facility are based on European fuel and gas oil prices. In fiscal 1999, the Company, through a wholly owned European subsidiary, entered into a spread oil swap agreement ("SOS agreement") for the purpose of reducing its exposure to fluctuations in its natural gas prices. The contract covered three years for a notional amount of 2,430,000 barrels. A portion of the contract settled every six months in an amount determined on a monthly basis, which was based on a defined spread between certain forward fuel and gas oil prices multiplied by the notional quantity settled. During the year ended February 29, 2000, the Company liquidated its position in this instrument for an aggregate realized gain of approximately $2.0 million.

     The Company also participated in two cross currency interest rate swaps, one in French francs and the other in German marks. These swaps were entered in order to take advantage of lower European interest rates, and to hedge the Company's net investment in foreign currency assets. Under these contracts, the Company remitted quarterly interest payments to its exchange partners in the designated foreign currency and, in exchange, received quarterly interest payments from its exchange partners in U.S. dollars at agreed upon rates. The Company liquidated both of these instruments during the fiscal 2000 for a mark to market gain aggregating approximately $2.0 million.

ENVIRONMENTAL AND LEGAL MATTERS

     Due to the nature of the Company's business, it must continually monitor compliance with all applicable environmental laws and regulations. As of February 29, 2000, the Company had recorded $3.3 million in liabilities associated with expected environmental obligations. A significant portion of the recorded liabilities is attributable to a soil and groundwater contamination incident at the Company's Gramercy facility in fiscal year 1990. Remediation at such facility is being conducted in accordance with a work plan approved by the Louisiana Department of Environmental Quality. Future expenditures for the Gramercy facility are anticipated to be approximately $1.8 million and are anticipated to be paid over the next several years. In addition, the Company has recorded liabilities attributable to the Greensboro, North Carolina fertilizer plant contamination for remedial costs, including the cost of soil redemption and off-site disposal of waste material and building debris. See Item 3. "Legal Proceedings."

     Generally, under the asset purchase agreements for most of the Company's operations, the former owners retained some liability under certain circumstances for environmental matters that existed prior to the dates of the respective transactions. In connection with the Company's sale of certain of the businesses it originally bought from USX in 1986, the Company retains some degree of liability for environmental matters that existed prior to the date of sale. See "Environmental Proceedings" under Item 3. "Legal Proceedings".

     Capital expenditures made to address environmental matters were approximately $.2, $.9, and $3.9 million in fiscal years 2000, 1999, and 1998, respectively.

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court for the District of Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action sought to enjoin the Company from continuing an alleged infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorney fees. The Company believes that it had a defensible position and valid counter-claims in this matter. Pursuant to an order dated January 6, 2000, the United States District Court for the District of Delaware denied the motion of Elf Atochem for preliminary injunctive relief, finding that LaRoche raised substantial issues relating to the validity of the patent suit. Notwithstanding the Company's significant defenses, in June 2000, it determined that it was in the Company's best interest to settle the dispute without further litigation, and accordingly, entered into a settlement and license agreement with Elf Atochem. The settlement is pending final approval by the Bankruptcy Court and is expected in July 2000. Under the terms of the settlement, Elf Atochem granted the Company a license to use certain patents in the manufacture of HCFC 141b. In consideration for the license, the Company agreed to pay Elf Atochem a one-time lump sum fee of $1.2 million and royalties in the amount of $.10 per pound of HCFC 141b produced or sold subsequent to May 4, 2000. The Company's obligation to make payments under this agreement will cease once the aggregate payments by the Company, including the lump sum fee, reaches $4.5 million.

     On June 27, 1996, Marathon Oil Company and Marathon Pipe Line Company (together, "Marathon") initiated litigation against the Company and another defendant in connection with a 1996 petroleum release near the Company's Gramercy facility, and in connection therewith a class action lawsuit and one other lawsuit were filed against the Company and Marathon. Marathon's lawsuit against the

Company was settled for $2 million in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. The Company has coverage for, and continues to defend itself against, the two remaining claims. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1.5 million. The Company's allocated portion of the settlement is $375,000, although, as stated above, the Company has insurance coverage for this amount. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, believes that the case can be settled for a nominal amount. See "Environmental Proceedings."

     In December 1997, the Company was named as a defendant in three civil antitrust actions (two of which were the same suit filed in separate jurisdictions, one of which was subsequently dismissed). These actions were brought predominantly by various mining concerns, alleging that the Company violated federal antitrust laws, various state antitrust and unfair trade practice statutes, and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid to late 1980's and early 1990's. In May 1999, the Company reached an agreement in principle with the plaintiff to settle all claims against the Company. Under the terms of that settlement, which will be reflected in a definitive settlement agreement, the Company made an initial payment of $.75 million and will make additional payments not to exceed $3.75 million, based in part on the Company's net earnings, over the next five years. Minimum payments of $.5 million are required on the first three anniversaries of execution of the settlement and payments of $.3 million are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of $3 million. As a result of the Company's filing for Chapter 11 protection on May 3, 2000, payments under this agreement have been suspended.

     In January 1997, the owner of the land over which the brine pipelines serving the Company's Gramercy, Louisiana chlor-alkali facilities travel filed a lawsuit seeking generally the removal of one of the pipelines and/or monetary damages, based on its claims that the pipeline has suffered and continues to suffer unpermitted leaks of brine. In connection with that lawsuit, the landowner sought a preliminary injunction to stop the Company from using one of its brine pipelines. The court refused to grant such relief, and instead required the Company to implement a written remediation policy and a continuous leak monitoring program, and to agree to shut down the pipeline when and if leaks are detected in the future until any necessary repairs are completed. In January 1999, the Company completed construction of a new pipeline which is now in service. The Company believes that the landowner's lawsuit is without serious legal merit and is actively defending it. The Company has developed appropriate strategies for ensuring a continuous supply of brine to its Gramercy facility. See Item 3. "Legal Proceedings."

     The Company is a participant in certain other legal actions, claims and remedial activities. Management of the Company believes that, except as described above, based upon the information currently available, such other legal actions, claims and remedial activities are likely to be resolved without a material adverse effect upon the Company's financial condition and results of operations. However, the aggregate cost of such legal actions, claims and remedial activities are inherently impossible to predict and there can therefore be no assurance that this will be the case. See Item 3. "Legal Proceedings."

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("the Statement"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of the Statement was deferred by FASB Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and the Company will now be required to implement the Statement in its fiscal year ended February 28, 2002. The Company has not yet determined the impact that adoption of the Statement may have on its financial position or the results of its operations.

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

           The Company completed all of the major components of its Year 2000 project prior to January 1, 2000, and did not experience any significant disruptions or costs as a result of the calendar change. The Company will continue to monitor business and manufacturing systems and hardware for potential problems that could arise during calendar year 2000. However, based on the Company's preparations prior to January 1, 2000 and the absence of any problems subsequent to January 1, no significant disruptions or costs are anticipated. In the fiscal years ended February 29, 2000 and February 28, 1999, the Company incurred approximately $.8 million to make its systems Year 2000 compliant.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements and information contained in this Annual Report on Form 10-K, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and under "Business" in Item 1. and under "Legal Proceedings" in Item 3., are forward-looking statements regarding Management's current plans, objectives, and expectations for the future, which are based on prevailing circumstances and information available at this time. Accordingly, such statements and information involve inherent risks and uncertainties, and actual results may differ materially from those discussed therein. Forward-looking statements contained herein include: (a) statements made concerning strategic plans for growth, (b) statements made regarding future cash flows, compliance with debt covenants, and the availability of funds to meet obligations and fund investments, (c) statements made regarding price expectations in the Company's principal markets, and (d) statements made regarding the outcome and impact on the Company's business, financial condition, or results of operation of the Year 2000 issue and pending litigation and other claims, disputes and legal proceedings. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: fluctuations in commodity prices (including chlor-alkali, ammonia, and natural gas), changes in domestic and international market conditions, changes in competitive positions, government regulation, changes in labor relations, the outcome of pending litigation and other claims, changes in general economic conditions and other factors not enumerated herein that are impossible to predict at this time.


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

     The Company generally manages its risk associated with interest rate movements through a combination of variable and fixed rate debt, as well as utilization of derivative instruments when appropriate. The fair value of the variable rate debt as of February 29, 2000 approximated its notional value of $119,117, and the average interest rate for fiscal 2000 was 8.9%. The fixed rate debt totaled $175,321 with a fair value of approximately $53,415 and a weighted-average interest rate of 9.5%. See Note 8 to the Consolidated Financial Statements on page F-12. There were no derivative contracts in place to manage interest risk at February 29, 2000. During the year then ended, the Company liquidated its positions in three cross currency interest rate swaps in place to lower interest costs by taking advantage of European interest rates. The interest benefit was recognized as a component of current interest expense. See
Note 14 to the Consolidated Financial Statements on page F-22.

    Foreign currency exposures arising from transactions in foreign countries include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore, foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currency to which the Company is exposed is the Euro.

    The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term. In the past the Company has hedged its currency exposure on these investments with cross currency interest rate swaps. However, as mentioned in the preceding paragraph, the Company liquidated its positions in these instruments during the 2000 fiscal year. The Company's net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is approximately $22,001 at February 29, 2000.

     The Company relies upon the supply of natural gas in its production process and historically has entered into fixed price purchase contracts, collars, swap agreements and other contracts to manage the commodity based market risk exposure. However, as a result of its financial condition in fiscal 2000, the Company was unable to obtain credit terms that would enable it to enter into the derivative contracts that it has traditionally used to limit its exposure to higher natural gas prices. All of the natural gas contracts below mature during March and April 2000. Following is a summary of key contract terms of each the natural gas contracts and derivative instruments (in thousands):

                                                                          CONTRACT VOLUME      CONTRACT PRICE
                                                                          ---------------      --------------
                                                                            (IN MMBTU'S)         (PER MMBTU)

      Fixed price purchase contracts..............................           1,225,000          $2.30 - $2.54



     See the Risk Management section of Management's Discussion and Analysis at page 22 in this item and Note 14 to the Consolidated Financial Statements on page F-20 for further discussion regarding these instruments.


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


NAME                                           AGE                       POSITION
----                                           ---                       --------
Robert L. Yohe............................      64      Chairman of the Board
Victoria E. LaRoche.......................      41      Vice Chairman of the Board
Harold W. Ingalls.........................      52      President and Chief Executive Officer
Gerald B. Curran..........................      52      Vice President, Treasurer and Chief Financial Officer
Jay M. Lapine.............................      48      Vice President, General Counsel and Secretary
William G. Osborne, Ph.D..................      59      Vice President and Assistant Secretary
W. Walter LaRoche, III....................      48      Director
John R. Hall..............................      67      Director
C. L. Wagner, Jr..........................      56      Director
George R. Wislar..........................      67      Director


     ROBERT L. YOHE. Chairman of the Board. Mr. Yohe was elected Chairman of the Board in November 1999 after serving as a Director of the Company since November 1996. Mr. Yohe retired as Vice Chairman of Olin Corporation in 1994, after 11 years of service. He served in many leadership capacities at Olin Corporation including President of the Chemicals Group from 1985 to 1993 and Vice President of Mergers and Acquisitions from 1983 to 1985. Prior to joining Olin Corporation, Mr. Yohe worked in executive management for Uniroyal, and Occidental Petroleum's Hooker Chemical Division. Mr. Yohe is a member of the Board of Directors of Airgas, Inc., Calgon Carbon Corporation, Marsulex Inc. and The Middleby Corporation. He is also a Trustee of Lafayette College.

     VICTORIA E. LAROCHE. Vice Chairman of the Board. Ms. LaRoche was elected as a Director of LaRoche Holdings Inc. ("LHI") in August 1993. She has been a Director of the Company since the consolidation of LHI and LaRoche Chemicals Inc. ("LCI") into the Company in 1994, serving as Vice Chairman of the Board since October 1994. Ms. LaRoche began working for the Company in 1987 and held a wide variety of positions within the Company in the Accounting, Environmental, Financial Analysis and Market Research departments until March 1996.

     HAROLD W. INGALLS. President and Chief Executive Officer. Mr. Ingalls joined the Company as Vice President and Chief Financial Officer in July 1996 and was elected to President and Chief Executive Officer in October 1998. Prior to joining the Company, Mr. Ingalls served for approximately one year as the Vice President and Chief Financial Officer of OHM Corporation Atlanta, an affiliate of WMX Technologies, Inc., an environmental remediation company ("WMX"). Prior to 1995, Mr. Ingalls served as the Chief Financial Officer, Treasurer and Vice President of two subsidiaries of WMX and served other subsidiaries of WMX for over thirteen years in various strategic and managerial capacities.

     GERALD B. CURRAN. Vice President, Treasurer and Chief Financial Officer. Mr. Curran joined the Company as Vice President and Chief Financial Officer in October 1998 after having served in a financial management consulting role for the Company from July 1998 through October 1998. He was named to the position of Treasurer in February 1999. Prior to joining the Company, Mr. Curran worked with WMX where he held senior financial and management positions for over ten years.

     JAY M. LAPINE. Vice President, General Counsel and Secretary. Mr. Lapine joined the Company as Vice President, General Counsel and Secretary in July 1999. Prior to joining the Company, Mr. Lapine served as Senior Vice President, General Counsel and Assistant Secretary of the information technology business (formerly HBOC) of McKesson HBOC, Inc. for five years. Prior to 1994, he held various executive and general counsel positions in the healthcare and technology fields.

     WILLIAM G. OSBORNE, PH.D. Vice President and Assistant Secretary. Dr. Osborne is currently serving as Vice President of Sales for Electrochemicals--North America. Dr. Osborne has held a number of positions within the Company. He served as Managing Director of ChlorAlp from its formation in October 1997 through October 1999. Dr. Osborne also led the Company's merger and acquisition activity from May 1996 until October 1997, including negotiation of the Company's European acquisitions. Prior to that, Dr. Osborne oversaw the Company's purchasing and distribution functions for two years. Dr. Osborne was Vice President of Corporate Operations and Vice President and General Manager, Performance Materials for LCI from April 1992 through March 1994, and was Vice President and General Manager -- Specialty Alumina Chemicals for LCI from July 1988 through April 1992. He also held a number of positions with Kaiser from 1969 through LCI's acquisition of Kaiser in 1988.

     W. WALTER LAROCHE, III. Director. Mr. LaRoche came to the Company in 1988 from the Tennessee Valley Authority where he served as an attorney from 1976 to 1988. In August 1988 he joined LHI as Vice President of Planning and Business Development. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1989 and President and Chief Operating Officer of the Company and Vice President of LCI in March 1991. Mr. LaRoche was appointed Vice Chairman of LHI, LCI and the Company in May 1993. He served as a member of the Board of Directors of LHI, LCI and the Company from July 1988 until 1994 and has continued to serve as a Director of the Company since 1994. Mr. LaRoche served as Chairman of the Board of the Company from October 1994 until November 1999.

     JOHN R. HALL. Director. Mr. Hall was elected to the Board of Directors of the Company in September 1996. Most recently, Mr. Hall was employed by Ashland, Inc. as Chairman of the Board and Chief Executive Officer from 1981 through 1997. He is a member of the Board of Directors of Banc One Corporation, the Canada Life Assurance Company, CSX Corporation, Humana Inc., Reynolds Metals Company and UCAR International Inc. He is a member of the American Petroleum Institute Board of Directors and Public Policy Committee and the National Petroleum Counsel. Mr. Hall is past Chairman of the National Petroleum Refiners Association.

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

     GEORGE R. WISLAR. Director. Mr. Wislar has been a Director of the Company since the Consolidation. Mr. Wislar is the founder and retired Chairman of the Board of Directors and Chief Executive Officer of Fountainhead Water Company, Inc., Marietta, Georgia. Mr. Wislar's previous experience includes investment banking at Alex Brown & Sons, Inc., The Robinson-Humphrey Company and Kidder, Peabody & Co. Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides the compensation earned for fiscal years 2000, 1999, and 1998 by the Company's Chief Executive Officer and its other executive officers serving at fiscal year-end ("Named Executive Officers").

                 SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                               --------------------------------------------------------
                                                                                         OTHER ANNUAL             ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR        SALARY              BONUS          COMPENSATION(1)     COMPENSATION(2)(3)(4)
   --------------------------------     ------ -----------------  -----------------   ------------------  -----------------------
   Harold W. Ingalls...............      2000      $  400,008                --                   --              $ 10,250
     Chief Executive Officer             1999         310,368        $   15,736(6)                --                 2,013
                                         1998         200,353                --                   --                    --

   Gerald B. Curran................      2000         209,402                --                   --                 7,797
     Chief Financial Officer             1999         126,960(5)             --               42,845                   667
                                         1998                                --                   --                    --

   Jay M. Lapine...................      2000         120,464                --                   --                 1,364
     Secretary                           1999              --                --                   --                    --
                                         1998              --                --                   --                    --

   William G. Osborne..............      2000         150,000            60,060(7)                --                23,813
     Assistant Secretary                 1999         153,033            60,115(7)                --                16,638
                                         1998         141,570            73,111(7)                --                51,192

----------
    (1) Amounts shown reflect the tax gross-up amounts paid by the Company in connection with the bonuses awarded to Mr. Curran pursuant to the Company's Management Stock Purchase Plan. Also see footnotes (5) and
         (6) below and "Management Stock Purchase Plan."

    (2) Amounts shown for fiscal year 2000 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $10,250, $7,797, $1,364 and $6,313 on behalf of Mr. Ingalls, Mr.
         Curran, Mr. Lapine and Mr. Osborne, respectively, and (ii) a taxable relocation allowance of $17,500 paid to Mr. Osborne resulting from his move back from France.

    (3) Amounts shown for fiscal year 1999 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan of $2,013, $1,613 and $667 on behalf of Mr. Ingalls, Mr. Osborne and Mr. Curran, respectively, (ii) foreign service allowance of $15,000 paid to Mr. Osborne and (iii) expatriate taxes of $7,984 paid to Mr. Osborne resulting from his move to France.

    (4) Amounts shown for fiscal year 1998 reflect (i) matching 401(k) contributions made by the Company to the Company's savings plan to Mr. Osborne of $416, (ii) relocation expense and resettlement allowance of $50,776 paid to Mr. Osborne resulting from his move to France and (iii) expatriate taxes of $7,984 paid to Mr. Osborne, also resulting from his move to France.

    (5) Amount shown reflects direct and consulting compensation for approximately six months of Mr. Curran's employment in fiscal 1999.

    (6) Amount shown reflects a special nonrecurring bonus granted by the Company in fiscal 1999.

    (7) Amount shown reflects a relocation bonus paid to Mr. Osborne resulting from his move to France.

PENSION AND INCENTIVE PLANS

     The Company maintains six 401(k) savings plans ("401(k) plans"), one of which is for salaried employees not subject to a collective bargaining agreement and five of which are for employees subject to collective bargaining agreements. Under each 401(k) plan, participating employees can make pre-tax deferrals. During fiscal 1999, the 401(k) plans with provisions for Company matching contributions covering salaried employees were amended to provide for immediate eligibility and vesting of the non-discretionary Company matching contribution. Where the 401(k) plan has no matching feature, the Company does not contribute any of its own funds to the plan. Under certain of the 401(k) plans, participating employees are able to make after-tax contributions. All of the 401(k) plans are designed to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and exempt from tax under Code
Section 501(a).

     The Company also maintains one qualified defined benefit Employee Pension Benefits Plan, with separate rules for salaried employees (the "Salaried Pension Plan Rules") and hourly employees (the "Hourly Pension Plan Rules"). Under the pension plan normal retirement age is 65, though Participants may retire as early as age 55 with 10 years of continuous service and receive a reduced benefit. The benefit is reduced five percent for each year or fraction thereof that retirement precedes age 65. Effective January 1, 1999, the Salaried Pension Plan benefit calculation formula was amended to an average monthly earnings basis multiplied by the years of service multiplied by a factor of 1.2%. Prior to January 1, 1999, under the Salaried Pension Plan Rules, benefits were based on the Final Earnings Benefit Formula and the Career Earnings Benefit Formula (each defined therein). The Final Earnings Benefit Formula is the average of the best five consecutive of the last 10 years of base monthly salary multiplied by a factor obtained by multiplying the first 30 years of service by 1.1% and the years of service over 30 by 1.2%. The monthly Career Earnings Benefit Formula is 1% of the total career compensation, including bonus, multiplied by 130% and divided by 12. Under the Hourly Pension Plan Rules, the benefits are based on a calculation of a specified hourly rate multiplied by years of credited service. In addition, a non-qualified defined benefit Supplemental Employee Retirement Plan is provided to recognize compensation in excess of the IRS limits under the qualified plan. The estimated annual benefits payable upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr. Ingalls -- $77,408; Mr. Curran -- $35,283; Mr. Lapine -- $40,803 and Mr. Osborne -- $54,233.

     The Company has instituted certain executive and other key employee benefit plans intended to provide incentives to those employees most responsible for the Company's success. The 1997 Stock Option Plan provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The 1998 Management Stock-Based Incentive Plan enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the appreciation benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted operational results and individual goals. All such plans are to be administrated by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to be made and the various restrictions applicable to such awards. In April 1999, the Compensation Committee approved the implementation of a revised Profit Sharing Plan ("Revised Plan"). The Revised Plan uses an established EBITDA goal as a benchmark for Company performance coupled with individual achievement.

COMPENSATION OF DIRECTORS

     Directors who are officers or employees of the Company receive no additional compensation for serving on the Board of Directors. In November 1999, as a result of the Company's poor financial condition, the Company's Board voted to discontinue all fees paid to its Board members, except for reimbursement of the Directors' out of pocket expenses. Prior to the suspension of payments, the Company paid an annual fee to all non-employee Directors of $50,000, plus $1,000 for each board and committee meeting attended. The Company also paid an additional annual fee to all outside Directors who serve as the Chairman of the Board ($50,000), Vice-Chairman of the Board ($25,000) and Committee Chairman ($5,000).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 2000, the Company's compensation committee consisted of
C. L. Wagner, Jr. (Chairman), George R. Wislar, Robert L. Yohe and John R. Hall. During fiscal year 2000, Hunton & Williams, of which C. L. Wagner is partner, provided various types of legal services to the Company for which the Company was billed approximately $.4 million.

RETENTION AGREEMENTS

     Mr. Ingalls, Mr. Curran, Mr. Lapine and Mr. Osborne have all entered into retention agreements with the Company. These agreements provide for three scheduled retention payments, one of which is contingent, and for severance in the event of involuntary termination, other than for cause. These contracts were all entered prior to the Company's filing for Chapter 11 protection on May 3, 2000; therefore, the effectiveness of all of these contracts is subject to Bankruptcy Court review and approval.

MANAGEMENT STOCK PURCHASE PLAN

     In August 1994, the Company adopted a Management Stock Purchase Plan (the "1994 Purchase Plan"), pursuant to which certain executive officers and management employees of the Company (the "Eligible Employees") are, at the discretion of the Board, eligible to purchase shares of the Company's common stock at the then current fair market value of such shares as determined by appraisal. Such Eligible Employees are also eligible to receive bonuses in the form of cash, a portion of which must be applied to the purchase of shares of the Company's common stock (the "Purchased Shares"). Certain bonuses were granted to certain of the Eligible Employees at the time of the Consolidation to purchase additional shares (the "Bonus Shares"). See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for information concerning the aggregate share ownership of the Company's Named Executive Officers and Directors. At the time of the Consolidation certain of the Eligible Employees acquired shares of the Company's common stock with the proceeds from the repurchase by LCI of their shares of LCI capital stock. See "Executive Compensation -- Summary Compensation Table."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the Company's common stock as of February 28, 2001 by directors, Named Executive Officers, persons known by the Company to own more than 5% of the common stock and all executive officers and directors of the Company as a group.

                                                                    AGGREGATE
                                                                NUMBER OF SHARES    PERCENTAGE
NAME OF BENEFICIAL OWNER                                       BENEFICIALLY OWNED      OWNED
Johnnie Lou LaRoche(1)...................................           106,250            24.8%
W. Walter LaRoche, III(1)................................           106,250            24.8
Victoria E. LaRoche(1)...................................           106,250            24.8
Louanne C. LaRoche(1)....................................           106,250            24.8
Harold W. Ingalls........................................             1,506               *
Paul L. M. Beckwith, Ph.D................................               800               *
George R. Wislar.........................................               550               *
C. L. Wagner, Jr.........................................               400               *
Robert L. Yohe...........................................               300               *
John R. Hall.............................................               200               *
Wayne J. Breaux..........................................               179               *
Directors and executive officers as a group (15) Persons.           428,935             100%

----------
*        Indicates that the percentage beneficially owned was less than 1.0%.

(1)      The LaRoche Family may be deemed to be a "group" for purposes of
         Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although such persons disclaim any such group status, and there is no agreement among them with respect to the acquisition, retention, disposition or voting of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 30, 1997, the Company entered into a Consulting Agreement with Johnnie Lou LaRoche, a Director of the Company, pursuant to which Mrs. LaRoche will provide various consulting services to the Company in exchange for a consultant fee of $438,612 per year. The Consulting Agreement had an initial term of one year expiring June 30, 1998, and is automatically renewed for successive one year periods, until terminated by either party upon 30 days notice. During fiscal 1999, the payments under this contract were suspended indefinitely pending improved financial performance of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

                                                                                                                              PAGE
                                                                                                                             NUMBER
                                                                                                                             ------
   (1)     Financial Statements
           Report of Independent Auditors............................................................................        F-1
           Consolidated Balance Sheets...............................................................................        F-2
           Consolidated Statements of Operations and Comprehensive (Loss) Income.....................................        F-3
           Consolidated Statements of Stockholders' (Deficit) Equity.................................................        F-4
           Consolidated Statements of Cash Flows.....................................................................        F-5
           Notes to Consolidated Financial Statements................................................................        F-6
   (2)     Financial Statement Schedules.............................................................................
           Schedule II Valuation and Qualifying Accounts.............................................................        S-1

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

   10.7++            -- Supply and Purchase Agreement (Chlorine), dated October
                        17, 1997, by and between Rhone-Poulenc Chimie and
                        ChlorAlp S.A.S.(10).



   10.8              -- Chlorine Side Letter, dated October 17, 1997, by and
                        among ChlorAlp S.A.S., Rhone-Poulenc Chimie and the
                        Company(10).

   10.9++            -- Supply and Purchase Agreement (Caustic Soda), dated
                        October 17, 1997, by and between Rhone-Poulenc Chimie
                        and ChlorAlp S.A.S.(10).

   10.10++           -- Supply and Purchase Agreement (Hydrochloric Acid), dated
                        October17, 1997, by and between Rhone-Poulenc Chimie and
                        ChlorAlp S.A.S.(10).

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

   10.31             -- Powerhouse Operating Agreement, dated as of July 26,
                        1988, between Kaiser and LCI, as amended January 8,
                        1994(1).

   10.32             -- Powerhouse Lease, dated as of July 26, 1988, between
                        Kaiser and LCI(1).

   10.35             -- Salt Agreement, dated as of May 3, 1957, between Texaco and Kaiser, as amended May 15, 1968(1).

   10.36             -- Supply Agreement, dated as of April 1994, between Allied
                        Signal Inc. and LCI (portions redacted pursuant to a confidentiality request)(1).



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

   10.39+            -- Form of 1997 Stock Option Plan(10).

   10.40+            -- Form of Management Stock-Based Incentive Plan(10).

   10.41+            -- Form of Annual Incentive Plan(10).

   10.42             -- Amended and Restated Credit Agreement amending the
                        Credit Agreement, dated as of August 26, 1997, among the Company, the Lenders party thereto and The Chase
                        Manhattan Bank, as administrative agent (10).

   10.43             -- Amendment No. 2 dated as of September 14, 1999 to the
                        Amended and Restated Credit Agreement dated as of February 28, 1999 and amended as of May 31, 1999 (11).

   10.44             -- Amendment No. 3 dated as of November 15, 1999 to the
                        Amended and Restated Credit Agreement dated as of February 28, 1999 and amended as of May 31, 1999 and
                        September 14, 1999 (12).

   10.45             -- Amendment No. 4 dated as of December 10, 1999 to the
                        Amended and Restated Credit Agreement dated as of February 28, 1999 and amended as of May 31, 1999,
                        September 14, 1999 and November 15, 1999 (12).

   10.46             -- Amendment No. 5 dated as of January 10, 2000 to the
                        Amended and Restated Credit Agreement dated as of February 28, 1999 and amended as of May 31, 1999,
                        September 14, 1999, November 15, 1999, and December 10,
                        1999 (13).

   10.47             -- Amendment No. 6 dated as of January 20, 2000 to the
                        Amended and Restated Credit Agreement dated as of February 28, 1999 and amended as of May 31, 1999,
                        September 14, 1999, November 15, 1999, December 10,
                        1999, and January 10, 2000 (14).

   10.48             -- Amendment No. 7 to Credit Agreement and Forbearance
                        Agreement (15).

   10.50*            -- Revolving Credit and Guaranty Agreement dated as of May
                        4, 2000, among Laroche Industries Inc., a debtor and
                        debtor-in-possession under Chapter 11 of the Bankruptcy
                        Code, AS BORROWER, and The Lender Parties Hereto and The
                        Chase Manhattan Bank, as Agent, dated as of May 4, 2000.

   10.51*            -- Amendment No. 1, dated as of May 15, to the Credit
                        Agreement, dated as of May 4, 2000.

   10.52*            -- Amendment No. 2, dated as of June 1, 2000, to the Credit
                        Agreement, dated as of May 4, 2000.

   10.53*            -- Amendment No. 3, dated as of August 31, 2000, to the
                        Credit Agreement, dated as of May 4, 2000.

   10.54*            -- Amendment No. 4 and Waiver, dated as of August 31, 2000, to the Credit Agreement, dated as of May 4, 2000.

   10.55*            -- Amendment No. 5 and Waiver, dated as of October 6, 2000, to the Credit Agreement, dated as of May 4, 2000.



   10.56*            -- Amendment No. 6, dated as of October 30, 2000, to the
                        Credit Agreement, dated as of May 4, 2000.

   10.57*            -- Amendment No. 7, dated as of November 30, 2000, to the
                        Credit Agreement, dated as of May 4, 2000.

   10.58*            -- Amendment No. 8, dated as of December 29, 2000, to the
                        Credit Agreement, dated as of May 4, 2000.

   10.59*            -- Amendment No. 9, dated as of January 10, 2001, to the
                        Credit Agreement, dated as of May 4, 2000.


   99.3              -- Press Release, issued March 10, 2000 (15).

   99.4              -- Press Release, issued May 3, 2000 (16).

   12*               -- Statement regarding Computation of Ratios of Earnings to
                        Fixed Charges.

   21*               -- Subsidiaries of the Registrant.

----------
       * Filed herewith.
       + Denotes a management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
      ++ Portions of these documents have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

     (1) Previously filed as an exhibit to Registration Statement No. 33-79532 filed May 31, 1994 and incorporated herein by reference.
     (2) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 33-79532 filed August 3, 1994 and incorporated herein by reference.
     (3) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 33-79532 filed August 9, 1994 and incorporated herein by reference.
     (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1994 and incorporated herein by reference.
     (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1995 and incorporated herein by reference.
     (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1996 and incorporated herein by reference.
     (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1997 and incorporated herein by reference.
     (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1997 and incorporated herein by reference.
     (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1997 and incorporated herein by reference.
   (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended February 28, 1998 and incorporated herein by reference.
   (11) Previously filed as an exhibit to the Company's Report on Form 8-K dated September 15, 1999 and incorporated herein by reference.
   (12) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 10, 1999 and incorporated herein by reference.

   (13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended November 31, 1999 and incorporated herein by reference.
   (14) Previously filed as an exhibit to the Company's Report on Form 8-K dated January 21, 2000 and incorporated herein by reference.
   (15) Previously filed as an exhibit to the Company's Report on Form 8-K dated March 10, 2000 and incorporated herein by reference.
   (16) Previously filed as an exhibit to the Company's Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed on December 10, 1999 to provide information about amendments to the Company's senior credit facility.

      A Current Report on Form 8-K was filed on January 20, 2000 to provide information about an amendment to the Company's senior credit facility.

      A Current Report on Form 8-K was filed on February 14, 2000 to announce that LaRoche Industries had retained the services of Chanin Capital Partners to explore capital structure alternatives for the Company.

(c) REQUIRED EXHIBITS

     The exhibits required to be filed with this Report are listed in Item 14(a)(3) and on the Exhibit Index page immediately following the signature page hereto.

(d) REQUIRED FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule required to be filed with this Report is listed in Item 14(a)(2) and appears on page S-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2001.

                                             LAROCHE INDUSTRIES INC.


                                By:       /s/ Gerald B. Curran
                                   --------------------------------------------
                                                Gerald B. Curran
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 2001.

                           SIGNATURE                                                    TITLE
                           ---------                                                    -----

 /s/ Harold W. Ingalls                                          President, Chief Executive Officer and Director
---------------------------------------------------------------
                      Harold W. Ingalls



 /s/ Gerald B. Curran                                           Vice President and Chief Financial Officer
---------------------------------------------------------------
                       Gerald B. Curran


 /s/ Robert L. Yohe                                             Chairman of the Board
---------------------------------------------------------------
                        Robert L. Yohe


 /s/ Victoria E. LaRoche                                        Director
---------------------------------------------------------------
                     Victoria E. LaRoche


 /s/ W. Walter LaRoche, III                                     Director
---------------------------------------------------------------
                    W. Walter LaRoche, III


 /s/ C.L. Wagner, Jr.                                           Director
---------------------------------------------------------------
                      C. L. Wagner, Jr.


 /s/ George R. Wislar                                           Director
---------------------------------------------------------------
                       George R. Wislar


 /s/ John R. Hall                                               Director
---------------------------------------------------------------
                         John R. Hall

                             LAROCHE INDUSTRIES INC.
                             (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended February 29, 2000 and February 28,
                                    1999 and 1998

                                    CONTENTS

                                                                               PAGE
                                                                               ----
Report of Independent Auditors.............................................    F-1
Consolidated Balance Sheets................................................    F-2
Consolidated Statements of Operations and Comprehensive Loss...............    F-3
Consolidated Statements of Stockholders' (Deficit) Equity..................    F-4
Consolidated Statements of Cash Flows......................................    F-5
Notes to Consolidated Financial Statements.................................    F-6

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
LaRoche Industries Inc.

     We have audited the accompanying consolidated balance sheets of LaRoche Industries Inc. (the "Company"), a debtor-in-possession as of May 3, 2000, as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaRoche Industries Inc. at February 29, 2000 and February 28, 1999, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, on May 3, 2000 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court"). Although the Company is currently continuing business operations as a debtor-in-possession under the jurisdiction of the Court, the continuation of its business as a going concern is contingent upon, among other things, the ability to formulate a Plan of Reorganization which will be confirmed by the Court, and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due. The matters discussed above and the recurring losses from operations and the substantial deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst and Young LLP

Atlanta, Georgia
June 15, 2000, except for Note 10, which is as of December 12, 2000

                             LAROCHE INDUSTRIES INC.
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                                                                         FEBRUARY 29,   FEBRUARY 28,
                                                                                             2000           1999
                                                                                         ------------   -----------
                                                                                                (IN THOUSANDS,
                                                                                            EXCEPT PER SHARE DATA)
                                        ASSETS
       Current assets:
         Cash and cash equivalents.................................................      $     2,311    $     5,380
         Receivables (Notes 8 and 14):
            Trade, net of allowances of $730 and $499 in 2000 and
              1999, respectively...................................................           34,014         54,527
            Refundable income taxes (Note 12)......................................            2,257          5,037
            Other..................................................................            1,931          3,196
         Inventories (Notes 2, 5 and 8)............................................            8,032         22,105
         Net assets of discontinued operations (Notes 3 and 10)....................           22,776         27,080
         Other current assets......................................................            6,877          3,468
                                                                                         ------------   ------------
                 Total current assets..............................................           78,198        120,793
       Investments in and advances to affiliates (Note 6)..........................            7,764         48,082

       Property, plant and equipment, at cost (Notes 2, 4, 7 and 8)................          135,408        310,092
         Less accumulated depreciation.............................................          (43,417)      (106,497)
                                                                                         ------------   ------------
       Net property, plant and equipment...........................................           91,991         203,595
       Patents.....................................................................            7,004             98
       Debt issue costs(Note 8)....................................................            6,717          9,256
       Other assets................................................................            7,678          7,953
                                                                                         ------------   ------------
                                                                                         $   199,352    $   389,777
                 Total assets......................................................      ============   ============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT


       Current liabilities:
         Revolving credit facility (Note 8)........................................      $    92,138    $    55,388
         Accounts payable..........................................................           65,467         48,166
         Accrued compensation......................................................           10,581          5,039
         Accrued interest..........................................................           11,245          8,202
         Other accrued liabilities.................................................           16,931         26,662
         Current portion of long-term debt (Note 8) ...............................               --          4,375
         Long-term debt reclassified as current (Note 8)...........................          202,300             --
                                                                                         ------------   ------------
                 Total current liabilities.........................................          398,662        147,832

       Long-term debt (Note 8).....................................................               --        202,221
       Deferred income taxes (Note 12).............................................           15,583          4,044
       Pension and other post-retirement obligations (Note 9)......................           32,775         33,625
       Other noncurrent liabilities................................................           13,892         12,132

       Commitments and contingencies (Note 11).....................................

       Redeemable common stock (Note 13)...........................................
                                                                                                  --            528

       Stockholders' deficit:
         10% cumulative, voting preferred stock, $.01 par value,
            200 shares authorized, no shares outstanding...........................               --             --
         Common stock, $.01 par value, 1,200 shares authorized, 429
            non-redeemable shares issued...........................................                4              4
         Capital in excess of par value............................................              630            630
         Accumulated deficit.......................................................         (259,156)       (10,491)
         Accumulated other comprehensive loss......................................           (3,038)          (748)
                                                                                         ------------   ------------
                 Total stockholders' deficit.......................................         (261,560)       (10,605)
                                                                                         ------------   ------------
                 Total liabilities and stockholders' deficit.......................      $   199,352    $   389,777
                                                                                         ============   ============

      The accompanying notes are an integral part of these financial statements.

                                      LAROCHE INDUSTRIES INC.
                                      (DEBTOR-IN-POSSESSION)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                              YEAR ENDED
                                                                               --------------------------------------------
                                                                               FEBRUARY 29,     FEBRUARY 28,   FEBRUARY 28,
                                                                                   2000             1999           1998
                                                                               ------------     ------------   ------------
                                                                                              (IN THOUSANDS)
          Net sales......................................................       $  204,515       $  206,800     $  133,359
          Cost of sales..................................................          168,501          176,841        101,848
                                                                                ----------       ----------     -----------
          Gross profit...................................................           36,014           29,959         31,511
          Selling, general and administrative expenses...................           41,684           30,208         34,194
                                                                                ----------       ----------     -----------

          Operating loss from continuing operations......................           (5,670)            (249)        (2,683)
          Interest and amortization of debt expense......................           (7,500)          (5,741)        (2,194)
          Income (loss) from equity investments (Note 6).................            1,627            2,614           (619)
          Other (expense) income, net....................................           (7,703)          (1,070)        (1,123)
                                                                                -----------      -----------    -----------

          Loss from continuing operations before income taxes
            and extraordinary charge.....................................          (19,246)          (4,446)        (6,619)
          (Provision) benefit for income taxes (Note 12).................               --           (1,488)         3,391
                                                                                -----------      -----------    -----------
          (Loss) income from continuing operations before
            extraordinary charge.........................................          (19,246)          (5,934)        (3,228)

          Discontinued operations (Notes 3, 4 and 10):
            (Loss) from discontinued operations, net of tax benefit
             (provision) of $ -0-, $(64) and $262 in 2000, 1999 and 1998,
             respectively................................................          (53,377)         (28,933)        (2,571)

            Loss on disposal of discontinued operations including
             operating losses during the phase-out period of $42,984
             in 2000, and loss on disposal of assets of $8,804,
             including operating losses of $493, net of tax benefit
             of $3,646 in 1999...........................................         (176,042)          (5,651)             --
                                                                                -----------      -----------    -----------

          Loss before extraordinary charge...............................         (248,665)         (40,518)        (5,799)

          Extraordinary charge from debt extinguishment, net of $7,740
            tax benefit (Note 8).........................................                --               --       (12,290)
                                                                                -----------      -----------    -----------
          Net loss.......................................................       $ (248,665)      $  (40,518)    $  (18,089)
                                                                                -----------      -----------    -----------

          Other comprehensive loss before tax:
            Foreign currency translation adjustments.....................           (4,407)            (400)          (150)
            Minimum pension liability adjustments........................              590             (496)            26
                                                                                -----------      -----------    -----------
            Other comprehensive loss before tax..........................           (3,814)            (896)          (124)
            Income tax benefit related to items of other comprehensive
            loss.........................................................            1,527              359             50
                                                                                -----------      -----------    -----------
            Other comprehensive loss.....................................           (2,290)            (537)           (74)
                                                                                -----------      -----------    -----------
          Comprehensive loss.............................................       $ (250,955)      $  (41,055)    $  (18,163)
                                                                                ===========      ===========    ===========

      The accompanying notes are an integral part of these financial statements.

                      LAROCHE INDUSTRIES INC.
                      (DEBTOR-IN-POSSESSION)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                 ACCUMULATED
                                                                  CAPITAL IN     ACCUMULATED        OTHER
                                                      COMMON       EXCESS OF      (DEFICIT)     COMPREHENSIVE
                                                       STOCK       PAR VALUE      EARNINGS          LOSS              TOTAL
                                                    ----------  -------------  -------------  -----------------  ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
             Balance at February 28, 1997.......           4        $  630       $   50,409      $    (137)        $   50,906
               Net loss.........................          --            --          (18,089)                          (18,089)
               Dividends paid, $2.50 per share..          --            --           (1,095)                           (1,095)
               Foreign currency translation
                  adjustments...................          --            --               --            (90)               (90)
               Pension adjustments..............          --            --               --             16                 16
                                                    --------        ------       -----------       --------        -----------

             Balance at February 28, 1998.......           4           630           31,225           (211)            31,648
               Net loss.........................          --            --          (40,518)                          (40,518)
               Dividends paid, $2.75 per share..          --            --           (1,198)                           (1,198)
               Foreign currency translation
                  adjustments...................          --            --               --           (240)              (240)
               Pension adjustments..............          --            --               --           (297)              (297)
                                                    --------        ------       -----------       --------        -----------

             Balance at February 28, 1999.......           4           630          (10,491)          (748)           (10,605)
               NET LOSS.........................          --            --         (248,665)                         (248,665)
               FOREIGN CURRENCY TRANSLATION
                  ADJUSTMENTS...................          --            --               --         (2,644)            (2,644)
               PENSION ADJUSTMENTS..............          --            --               --            354                354
                                                    --------        ------       -----------       --------        -----------

             BALANCE AT FEBRUARY 29, 2000.......           4        $  630       $ (259,156)     $  (3,038)        $ (261,560)
                                                    ========        ======       ===========     ==========        ===========

      The accompanying notes are an integral part of these financial statements.

                             LAROCHE INDUSTRIES INC.
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED
                                                                                          ----------------------------------
                                                                                          FEBRUARY 29,          FEBRUARY 28,
                                                                                         ------------           -------------
                                                                                              2000            1999          1998
                                                                                         ------------    ------------  -----------
                                                                                                       (IN THOUSANDS)
                        OPERATING ACTIVITIES
                        Net loss.....................................................     $ (248,665)     $  (40,518)  $   (18,089)
                        Adjustments to reconcile net loss to net cash
                          provided by (used in) operating activities:
                             Depreciation and amortization...........................         13,720           5,519         4,689
                             Deferred income taxes...................................         11,539          (5,981)       (4,737)
                             Equity income (loss), net of distributions..............         (1,046)         (2,637)          707
                             Net (gain) loss on disposal of assets...................             --             (29)        1,573
                             Loss from discontinued operations and loss on disposal          229,419          34,584         2,571
                             Extraordinary charge from debt extinguishment...........             --              --        12,290

                             Changes in operating assets and liabilities
                               (excluding acquisitions):
                                  Receivables........................................          9,706          (8,014)      (18,953)
                                  Inventories........................................          1,007           4,782         5,057
                                  Other assets.......................................          9,875             272        (4,023)
                                  Accounts payable...................................           (466)         (8,987)       22,358
                                  Accrued liabilities................................        (10,811)         15,102         6,976
                                  Noncurrent liabilities and other...................         (3,814)          6,813           920
                                                                                          -----------     -----------  -----------
                        Net cash provided by continuing operating activities.........         10,464             906        11,339
                                                                                          -----------     -----------  -----------
                        Net cash (used in) provided by operating activities of
                          discontinued operations                                            (12,206)         11,250        32,150
                                                                                          -----------     -----------  -----------

                        INVESTING ACTIVITIES
                        Capital expenditures.........................................         (7,808)        (15,553)       (2,248)
                        Acquisition of businesses....................................        (26,513)             --       (17,622)
                        Investments in and advances to affiliates....................             --           1,644       (34,138)
                        Proceeds from sale of facilities.............................         27,080           4,051            36
                                                                                          -----------     -----------   -----------
                        Net cash used in investing activities of continuing
                         operations..................................................         (7,241)         (9,858)      (53,972)
                                                                                          -----------     -----------   -----------
                        Net cash used in investing activities of
                          discontinued operations....................................        (21,505)        (30,647)      (37,713)
                                                                                          -----------     -----------   -----------
                        FINANCING ACTIVITIES
                        Net proceeds (repayments) under revolving credit facility....         32,716          33,378       (15,605)
                        Proceeds from issuance of long-term debt.....................             --              --       209,216
                        Repayments of long-term debt.................................         (4,375)         (8,558)     (102,949)
                        Premium payments on the early extinguishment of debt and
                          costs of refinancing.......................................             --              --       (29,489)
                        Sales of common stock with redemption features...............             --             128           326
                        Purchases of common stock with redemption features...........            (79)         (2,336)         (750)
                        Dividends paid...............................................             --          (1,198)       (1,095)
                                                                                          -----------     -----------   -----------
                        Net cash provided by financing activities....................         28,262          21,414        59,654
                                                                                          -----------     -----------   -----------
                        Effect of exchange rate changes on cash and cash equivalents.           (843)           (569)          261
                        Net (decrease) increase in cash and cash equivalents.........         (3,069)         (7,504)       11,719
                        Cash and cash equivalents at beginning of year...............          5,380          12,884         1,165
                                                                                          -----------     -----------   -----------
                        Cash and cash equivalents at end of year.....................     $    2,311      $    5,380   $    12,884
                                                                                          ===========     ===========   ===========

            The accompanying notes are an integral part of these
                    consolidated financial statements.

                             LAROCHE INDUSTRIES INC.
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (THOUSANDS OF DOLLARS)

1. ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     LaRoche Industries Inc. ("LII" or the "Company") is engaged in the manufacture, distribution and sale of electrochemical products in Europe and in the distribution of anhydrous ammonia and ammonium nitrate in the United States. These consolidated financial statements include the accounts of LaRoche Industries Inc. and all majority-owned subsidiaries. Investments in 50%-or-less owned entities are accounted for by the equity method (except CEVCO, see Equity Investments - Note 6). All significant inter-company transactions and balances have been eliminated in consolidation.

    On May 3, 2000 (the "Petition Date"), LaRoche Industries Inc. and LaRoche Fortier Inc. (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered under case number 00-1859 (JJF), having been assigned 00-1859 (JJF) and 00-1860(JJF), respectively. The Debtors have continued to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Accordingly, the existing directors and officers continue to operate and manage the affairs of the Debtors subject to court supervision. The Chapter 11 filing involves the domestic assets of the debtors only. The Debtors' European subsidiaries and operations are not subject to the Chapter 11 filing, and are not subject to Bankruptcy Court supervision. See Note 15 for condensed financial information of the foreign entities included in the consolidated financial statements but not included in the bankruptcy proceedings.

    The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiary will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

     On February 7, 2001 the Debtors filed a plan of reorganization with the Bankruptcy Court. A hearing has been set for March 27, 2001 to determine the adequacy of the plan of reorganization and related disclosure statement. If the plan is deemed to be viable, the Debtors will have an additional 60 days to solicit acceptances of the proposed plan. Although management believes that the reorganization plan will ultimately be confirmed, there can be no assurance that the Company will be successful in this effort.

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating thereto, default on all pre-petition debt, negative cash flows, recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

REVENUE RECOGNITION AND TRADE RECEIVABLES

     The Company recognizes revenue when title passes to customers, which is generally upon shipment. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Terms on trade receivables are granted in accordance with industry practice.

INVENTORIES

     Inventories are valued at the lower of cost or market. At February 29, 2000 and February 28, 1999, the cost of approximately 17.8% and 15.6%, respectively, of total inventories was determined using the last-in, first-out ("LIFO") method. Costs for other inventories are determined on a first-in, first-out ("FIFO") or average cost basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including amounts under capital leases (Note
11), are recorded at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives as follows:

 Buildings and improvements.............................        20 to 35 years
 Machinery and equipment................................         5 to 15 years

     Depreciation expense from continuing operations totaled approximately $13,720, $5,519 and $4,689 for fiscal years 2000, 1999 and 1998, respectively.
Capitalized costs of certain long-term assets include capitalized interest that is amortized over the estimated useful life of the related asset. The Company had no capitalized interest costs in fiscal 2000 compared to capitalized interest costs of $516 and $1,089 on eligible projects during fiscal 1999 and 1998, respectively.

OTHER ASSETS

     The Company amortizes its deferred debt issuance costs, non-compete agreements and other assets using the straight-line method over lives ranging from two to twenty years. Accumulated amortization of other assets used in continuing operations totaled $13,454 and $5,678 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively.


FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign operations are generally translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Resulting translation adjustments are reflected in accumulated comprehensive loss in stockholders' deficit. Revenues and expenses are generally translated at average monthly exchange rates during the year, and effect of exchange rate fluctuations on earnings is reflected in the results of operations as they occur.

DERIVATIVES

     The Company has periodically entered into financial instruments to reduce its exposure to foreign currency risk from its net investments in and expected cash flows from its foreign operations. The Company includes in income the gains and losses related to the portion of these agreements which are not designated as accounting hedges based upon the market values of the instrument. Gains and losses related to the portion of these agreements designated as accounting hedges of the Company's net foreign investment are included as a component of the accumulated comprehensive loss in stockholders' deficit.

     At times, the Company has bought call options and sold put options to effectively establish a range (or collar) of natural gas prices to hedge natural gas purchases against rising prices. The contracts are entered into with financial counter-parties. The Company is exposed to risk of loss in the event of nonperformance by the counter-parties; however, the Company does not anticipate such nonperformance. See Note 14.

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

RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in connection with research and development of new technologies are charged to expense as incurred. Included in the accompanying consolidated statements of operations and comprehensive loss are approximately $426 and $2,791 of research and development costs related to continuing operations for the years ending February 28, 1999 and 1998, respectively. The Company did not incur research and development costs for the year ended February 29, 2000.

EARNINGS PER SHARE

     Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

RECLASSIFICATIONS

     Certain amounts for the 1999 and 1998 fiscal years have been reclassified to conform to the 2000 presentation of discontinued operations. Other prior year amounts have been reclassified to conform to current year presentation.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("the Statement"). The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of the Statement was deferred by FASB Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and further amended by FASB Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING TRANSACTIONS. The Company will now be required to implement the Statement in its fiscal year ended February 28, 2002. The Company and has not yet determined the impact that adoption of the Statement may have on its financial position or the results of its operations.











STATEMENTS OF CASH FLOWS

     The Company considers all liquid investments with initial maturities of three months or less to be cash equivalents. Additional cash flow and non-cash investing and financing information follows:

                                                                               2000            1999            1998
                                                                            ----------      ----------      ---------

    Supplemental disclosures of cash flow information: Cash paid
              (received) during the year for:
              Interest..................................                    $  22,224       $  21,920       $   9,763
              Income taxes, net of amounts refunded.....                         (585)         (8,561)         (1,827)
    Non-cash investing and financing activities:
         Capital leases for new equipment...............                           --              --             313
         Liabilities assumed in business acquisition....                       32,767              --           2,677

3. STRATEGIC TRANSACTIONS

    DISPOSITIONS. In November 1998, the Company adopted plans for the sale of its Alumina Chemicals business ("Aluminas"). In anticipation of such sale, at February 28, 1999, the Company accounted for the financial results, net assets and cash flows of the business unit as a discontinued operation and recorded an after-tax loss on disposal of assets, including operating losses during the phase-out period, of $5,651. The sale was completed on June 3, 1999 for approximately $39,500 plus working capital. See footnote 10 for additional discussion of dispositions during bankruptcy proceedings.

     ACQUISITIONS. On June 7, 1999, the Company, through its wholly owned subsidiary, LII Europe, acquired the remaining 50% of the capital stock and equity interest in ChlorAlp held by Rhodia Chimie, S.A. for approximately $27,000 in cash. The Company previously held a 50% joint venture interest in ChlorAlp, which it acquired on October 17, 1997. The total acquisition price, net of equity distributions prior to June 7, 1999, was $53,378. The acquisition was accounted for as a purchase; accordingly, the February 29, 2000 consolidated statement of operations and comprehensive loss includes the results of operations of ChlorAlp from the acquisition date through February 29, 2000. The purchase price was allocated based on the estimated fair values of the assets acquired at the acquisition date. The Company funded the purchase largely with proceeds received from the disposition of its Aluminas production facilities described in the preceding paragraph. The total cost of the acquisition was allocated as follows:

      Receivables...............................................................................................     $  10,671
      Inventory.................................................................................................         3,802
      Other current assets......................................................................................         3,841
      Plant, equipment and other................................................................................        50,282
      Other long-term assets....................................................................................        17,549
      Accounts payable and other current liabilities............................................................       (24,457)
      Revolving credit facilities...............................................................................        (4,034)
      Other liabilities assumed.................................................................................        (4,276)
                                                                                                                     ----------
                                                                                                                     $  53,378
                                                                                                                     ==========

    Prior to its acquisition of Rhodia's interest in June 2000, the Company had accounted for its investment in ChlorAlp using the equity method of accounting. In addition, the Company has agreed to reimburse Rhodia for the Company's proportionate share of any amounts that Rhodia may be ultimately required to pay under its pre-existing guarantee of certain steam turbine lease obligations. The Company's proportionate share under such arrangement is limited to a maximum of 172 million French Francs (approximately $25,500) over the original lease term, of which approximately three years remain.

     On December 31, 1997, the Company purchased chlor-alkali and chlorinated methane compounds manufacturing facilities (the "Frankfurt Facilities") located near Frankfurt, Germany from Celanese GmbH, a wholly-owned subsidiary of Hoechst AG for a total cost of approximately $20,445, including assumption of certain liabilities. The acquisition was accounted for as a purchase; accordingly, the consolidated statements of operations and comprehensive loss include the results of the operations of the Frankfurt Facilities since the acquisition date. The Company funded the purchase with funds drawn from the Revolving Credit Facility. The total cost of the acquisition was allocated as follows:

Receivables...............................................................................................     $   2,677
Inventory.................................................................................................         2,878
Plant, equipment and other................................................................................        20,444
Pension liability.........................................................................................        (1,435)
Other liabilities assumed.................................................................................        (4,119)
                                                                                                               ----------
                                                                                                               $  20,445
                                                                                                               ==========

     RESTRUCTURING. During the fourth quarter of fiscal 1999, the Company announced a restructuring of its corporate headquarters designed to decentralize certain corporate functions and reduce the workforce. A total of 34 employees were terminated as a result of this action. The Company recorded a restructuring charge of $2,054 for termination benefits, lease abandonment commitments and related costs, offset by a $1,399 curtailment gain on retirement benefits. The net amount of these charges are reflected in selling, general, and administrative expenses in the accompanying statement of operations for the year ended February 28, 1999. As of February 29, 2000, $715 remained in the restructuring reserve primarily to cover lease commitments.

4. ASSET IMPAIRMENT AND OTHER CHARGES

     The Company manufactures and sells a hydrochlorofluorocarbon product (HCFC 141b) at its plant in Gramercy, Louisiana. This product is being phased-out under a government mandated ban on the manufacture and sale of HCFCs in the United States after December 31, 2002. During 2000, the Company lost several of its major HCFC 141b customers and market prices for the product began to decline. In addition, a proposed settlement on a patent infringement suit with Elf Atochem would add a $.10 per pound royalty onto the product cost. As provided in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluated the expected cash flows from its HCFC business through its planned phase out, and determined that, under current and anticipated market conditions, it is unlikely that this business will return positive cash flows prior to its phase out in 2002. In August 2000, the Company discontinued production of HCFC 141b. The Company is planning to dispose of these facilities in connection with its sale of the adjoining chlor-alkali plant in Gramercy, Louisiana (see Note 10 "Discontinued Operations"). The plant and equipment have little, if any, salvage value due to the phase out of these products, and accordingly, the Company wrote off the entire carrying value of these assets. The write off resulted in a non-cash impairment charge of $9,800, which is included in the loss from discontinued operations for the year ended February 29, 2000.

     On July 5, 1999, an explosion at an adjacent manufacturing site owned by Kaiser Aluminum and Chemical Corp. caused a temporary suspension of production at the Company's electrochemical manufacturing facility in Gramercy, Louisiana. Fluorocarbon production was resumed in mid-August. Resumption of chlor-alkali production, however, required restoration of services from a power plant shared with Kaiser. The plant temporarily resumed operations in mid-November upon the restoration of services from a shared power plant, but was unable to sustain production due to mechanical failures that resulted from the effects of the explosion. The plant began operating again in mid-December 1999. The Company incurred physical damages to its facility, lost profit margins from product sales, and increased costs as a result of the shut down. The Company has included uninsured lost profit margin and increased costs of $3,565 in losses from discontinued operations for the year ended February 29, 2000.

5. INVENTORIES

     Components of inventory of continuing operations are as follows:

                                                                                   2000        1999
                                                                                ---------   ---------
       Finished goods and in-progress.......................................    $   4,753   $   2,098
       Inventory purchased for resale.......................................        1,217       2,458
       Raw materials........................................................        2,076         227
       Supplies and catalysts...............................................          674         993
                                                                                ---------   ---------
                                                                                    8,720       5,776
       Less LIFO reserve....................................................         (688)       (540)
                                                                                ---------   ---------
                                                                                $   8,032       5,236
                                                                                =========
       Inventory now classified as discontinued operations                                     16,869
                                                                                            ---------
                                                                                            $  22,105
                                                                                            =========

6. EQUITY INVESTMENTS

     The Company is an equity investor in several joint ventures for which it uses the equity method of accounting. At February 29, 2000, the primary investees include: CEVCO (a 60% owned investee of ChlorAlp), Avondale Ammonia (50% owned, nitrogen products) and one nitrogen warehouse. At February 28, 1999 and 1998, the primary investees included ChlorAlp (50% owned, electrochemical products), Avondale Ammonia (50% owned, nitrogen products) and two nitrogen warehouses.

     Although ChlorAlp has a majority ownership interest in CEVCO, (a facility from which it receives electric power), it does not have majority voting rights. Therefore, in accordance with EITF 96-16 "Investor's Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights," the Company accounts for its interest under the equity method of accounting.

     Excluding Avondale Ammonia, all income generated by the equity investees is distributed to the partners relative to their respective partnership interests. Avondale Ammonia generally does not generate income or loss because all production is transferred to the partners at Avondale Ammonia's cost. Each partner in Avondale provides their respective portions of natural gas.

     Summarized financial information since the date of investment by the Company for unconsolidated entities (excluding Avondale Ammonia for fiscal 2000, 1999, and 1998 and ChlorAlp for subsequent to its acquisition in fiscal
2000) is as follows:

                                                             2000         1999         1998
                                                          ---------    ---------    ---------
   Summary of operations:
     Net sales.........................................   $  29,299    $ 110,500    $  37,209
     Gross profit......................................       8,244       23,085        4,301
     Net income (loss).................................       3,140        6,002       (1,238)
     Company's equity in earnings (loss)...............       1,627        2,614         (619)

   Summary of financial position:
     Current assets....................................   $     497    $  32,752    $  27,440
     Noncurrent assets.................................       1,107       77,675       86,473
                                                          ---------    ---------    ---------
         Total assets..................................   $   1,604    $ 110,427    $ 113,913
                                                          =========    =========    =========
   Current liabilities.................................   $     123    $  29,204    $  26,210
                                                          =========    =========    =========
   Noncurrent liabilities..............................   $       0    $  25,824    $  36,000
                                                          =========    =========    =========

     Purchases from Avondale Ammonia were approximately $3,700, $4,000, and $8,400 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

     Components of the Company's property, plant and equipment used in continuing operations are as follows:

                                                                            2000          1999
                                                                         ----------    ----------
         Land and land improvements...................................   $    1,393    $    2,185
         Buildings....................................................       17,418         1,994
         Machinery and equipment......................................      103,043        59,415
         Equipment under capital leases...............................        3,634         3,632
         Construction in progress.....................................        9,920         2,100
                                                                         ----------    ----------
         Property, plant and equipment, at cost.......................      135,408        69,326
         Accumulated depreciation.....................................      (43,417)      (19,149)
                                                                         ----------    ----------
         Property, plant and equipment, net...........................   $   91,991        50,177
                                                                         ==========
         Property, plant and equipment, net now classified as
           discontinued operations....................................                    153,418
                                                                                       ----------
                                                                                       $  203,595
                                                                                       ==========

8. BORROWING ARRANGEMENTS

     As of February 29, 2000 and February 28, 1999, the Company's borrowings include the following:

                                                                            2000          1999
                                                                         ----------    ----------

         Revolving credit facilities..................................   $   92,138    $   55,388
                                                                         ==========    ==========
         Term debt:
          9-1/2% senior subordinated notes............................   $  174,406    $  174,327
          13% senior subordinated notes...............................          915           915
          Term loan...................................................       26,979        31,354
                                                                         ----------    ----------
                  Total...............................................      202,300       206,596
         Less current portion.........................................           --        (4,375)
                                                                         ----------    ----------
         Long-term debt (classified as current in FY2000).............   $  202,300    $  202,221
                                                                         ==========    ==========

     In September 1997, the Company completed a refinancing of its principal borrowings. In connection with this refinancing, the Company issued $175,000 principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). A portion of the proceeds from the Notes was applied to repurchase $99,100 of the Company's then outstanding 13% senior subordinated Notes due 2004 (the 13% Notes), and a portion was used to repay existing borrowings under the Company's previous senior credit facility. In connection with redeeming the 13% Notes, the Company paid prepayment premiums and incurred other costs of $17,300 and expensed unamortized issuance costs associated with the 13% Notes of $2,700. The total loss recognized as a result of this early extinguishment of debt amounted to $12,290 (net of income tax benefit of $7,740) and is reflected in the Company's consolidated statement of operations and comprehensive loss as an extraordinary charge for the year ended February 28, 1998.

     The Notes require semi-annual interest only payments on March 15 and September 15 each year. Debt issuance costs are being amortized over the life of the Notes. The Notes are unsecured obligations of the Company and are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 2002 at redemption prices set out in the Notes indenture (the "Indenture"). The Indenture contains, among other things, limitations on stock redemptions, dividends, borrowings and investments, and restricts the Company from entering into certain transactions, all as set forth therein. The Indenture also imposes additional restrictions on borrowing if the Company does not maintain a minimum fixed charge coverage ratio for the preceding twelve month period. As of February 29, 2000, the Company had not achieved the minimum fixed charge coverage ratio, and accordingly, such limitations were in effect. On March 10, 2000, the Company announced that it would not make the $8,300 scheduled interest payment due March 15, 2000 on the Notes, and commenced debt restructuring discussions with certain holders of the Notes and their financial and legal advisors. As described in more detail below, the Company filed for Chapter 11 protection on May 3, 2000, and accordingly, all principal and interest due under the Notes has been suspended and is subject to compromise.

     In August 1997, the Company entered into a six year, $160,000 senior secured credit facility ("Credit Facility"), which provided for a $35,000 term loan ("Term Loan") and a $125,000 revolving credit facility ("Revolving Credit Facility"). The Credit Facility includes financial covenants that require the Company to maintain certain debt to earnings and interest coverage ratios. At February 28, 1999, the Company was not in compliance with certain financial covenants, and the Credit Facility was amended and restated effective as of that date to bring the Company into compliance. As part of the amendment and restatement, availability under the revolving credit facility (the "Revolving Credit Facility") was limited to the lesser of $90,000 or a borrowing base (the "Borrowing Base"), which is determined monthly based on a percentage of trade receivables, inventory, and property plant and equipment, including approximately $11,000 of certain foreign assets.

     On October 17, 1997, the Company borrowed $35,000 under the Term Loan to fund the ChlorAlp acquisition (see Note 3). Principal and interest payments under the Term Loan are due quarterly in varying amounts until October 17, 2002, as defined in the agreement. The borrowing rates at February 29, 2000 and February 28, 1999 and 1998 were approximately 9.7%, 7.5%, and 7.6%, respectively.

     Between September 1999 and January 2000, the Credit Facility was amended a number of times, primarily to delay scheduled reductions in the amount available for borrowing under the Credit Facility and to waive the Company's non-compliance with certain financial covenants. On March 10, 2000, simultaneous with its announcement that the Company would miss a scheduled interest payment on the Notes, the Company entered into an Amendment and Forbearance Agreement ("Amendment No. 7") with its senior lenders to provide continued access to the Credit Facility, while the Company sought a long-term solution to its cash needs. Under

Amendment No. 7 the senior lenders agreed to forbear from default remedies available to them under the Credit Facility as a result of the Company's continued non-compliance with the Credit Facility's terms and conditions.

     The Credit Facility is secured by substantially all of the domestic assets of the Company. Prior to the February 28, 1999 amendment and restatement, interest was based on either the prime rate plus up to .75% or LIBOR plus up to 2.00%. Under the terms of the amended and restated Credit Agreement, interest rates were increased to the prime rate plus 1.75%, or LIBOR plus 3.00% through September 14, 1999. As a result of additional amendments subsequent to September 14, 1999, interest rates were further increased to the prime rate plus 2.25%, or LIBOR plus 3.50%. The Company also paid commitment fees, on a quarterly basis, up to 1.0 % per annum of average unused balances. Concurrent with the February 1999 amendment and restatement, unamortized debt issuance costs of $1,010, proportionate to the effect of the revised terms on the Revolving Credit Facility, were written off and included in other income, net for the year ended February 28, 1999. Likewise, as a result of defaults under the Credit Facility and the accelerated term of the Credit Facility imposed by Amendment No. 7, as of February 29, 2000 unamortized debt costs of $3,300 were written off and included in other expense, net for the year ended February 29, 2000. The weighted average borrowing rates at February 29, 2000 and February 28, 1999 were approximately 8.9% and 8.2%, respectively.

     The Company also has available for its German operations an unsecured revolving credit line providing for up to 17,000 German marks (approximately $8,500) at an average borrowing rate of approximately 5% (the "German Credit Facility"). As of February 29, 2000, the German Credit Facility had availability of approximately $500 with approximately $8,000 in outstanding borrowings. In addition, the Company has a French franc credit facility (the "French Credit Facility") of up to FRF 60,000 (approximately $8,900) for its ChlorAlp operation in France. The French Credit Facility is secured by ChlorAlp's receivables and inventory. As of February 29, 2000 approximately $4,600 was outstanding under this facility, and $4,300 was available for additional borrowings. Interest on the French Credit Facility is payable monthly at an average rate of approximately 4.6%.

     As more fully described in Note 1, "Organization and Basis of Financial Statement Presentation", on May 3, 2000, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date all principal payments due under the Term Loan have been suspended. All interest due under the Credit Facility will continue to accrue and is being paid monthly as an adequate protection payment under the Chapter 11 filing at the bank's prime rate plus 3.00%. On May 4, 2000, the Company, as a debtor and debtor-in-possession under U.S. Bankruptcy Code, entered into a new revolving credit and guaranty agreement (the "DIP Facility") with its senior lenders. The DIP Facility provided the Company with a $25 million revolving credit facility, subject to a borrowing base calculation that was based on trade accounts receivable and inventory.

     The DIP Facility initially matured on October 31, 2001, and management expected the facility to meet its cash needs throughout the course of the bankruptcy proceedings. However, as a result of higher than expected energy costs and slower than expected price recovery for its chlor-alkali products, the Company was unable to comply with certain terms of the DIP Facility in August 2000, and consequently entered into a series of amendments to enable the Company to have continued access to the facility. In August 2000, the DIP Facility was modified to, among other things, eliminate certain borrowing base requirements, increase availability up to $30,000 and provide for continuing availability through the sale of the AN plants. The facility was further modified in October and December 2000 and in January 2001 to allow for continued availability up to $10,000 subsequent to the sale of the AN plants. Under its current terms, the DIP Facility matures on April 18, 2001 and the Company may borrow up to $10,000. If a plan of reorganization has not been confirmed prior to the termination of the DIP Facility, an extension of that facility would be required in order to ensure the Company has adequate cash available to meet its obligations and fund its operations during the remainder of the Chapter 11 proceedings. While the Company believes that its lenders will continue to support the Company, and will provide the liquidity necessary to sustain the Company until a plan of reorganization is in place, there can be no assurances given in this regard.

     Interest is payable monthly at the prime rate plus 2%, or an adjusted LIBOR rate plus 3%, on all outstanding borrowings. In addition, the Company pays a commitment fee of .5% of the unused amount of the facility. The DIP Facility is senior to all prior senior secured debt, and is secured by all of the Company's domestic assets, as well as a pledge of its ownership interests in and its intercompany receivables from its European subsidiaries. It imposes restrictions on investments, acquisitions, repurchases of stock, borrowing and sales of assets. It also imposes cumulative and annual limits on capital spending, as well as a prohibition on the payment of dividends without the consent of the lenders.

     As a result of its Chapter 11 filing, the Company is currently in default of all of its existing credit agreements, except the amended DIP Facility and the French and German credit facilities. As a result of the default, all amounts due under long-term credit facilities have been reclassified as current in the accompanying consolidated balance sheet as of February 29, 2000. Scheduled maturities of long-term debt in each fiscal year are as follows: $6,563 in 2001, $7,291 in 2002, $8,021 in 2003, $5,104 in 2004, $915 in 2005 and $174,406 thereafter.

9. EMPLOYEE BENEFITS

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for employees. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of assets over the two-year period ending February 29, 2000 and a statement of the funded status as of February 29, 2000 and February 28, 1999.

                                                                                              OTHER POSTRETIREMENT
                                                                            PENSIONS                BENEFITS
                                                                     ----------------------  ----------------------
                                                                        2000        1999        2000        1999
                                                                     ----------  ----------  ----------  ----------
              CHANGE IN BENEFIT OBLIGATION
              Benefit obligation at beginning of fiscal year......   $   42,315  $   43,497   $  16,519  $   23,207
                Service cost......................................        1,795       2,290         451         473
                Interest cost.....................................        2,810       2,920       1,711       1,305
                Amendments........................................          172      (2,256)         --          --
                Net actuarial loss (gain).........................       (4,831)     (2,903)      3,779      (3,403)
                Curtailment gains.................................           --      (1,019)         --      (4,243)
                Special termination benefit.......................           26       1,861          --          --
                Benefits paid.....................................       (3,163)     (2,075)       (925)       (820)
                                                                     ----------  ----------  ----------  ----------
              Benefit obligation at end of fiscal year............   $   39,124  $   42,315  $   21,535  $   16,519
                                                                     ==========  ==========  ==========  ==========

              CHANGE IN PLAN ASSETS
              Fair value of plan assets at beginning of fiscal       $   33,064  $   29,611  $       --  $       --
                year..............................................
                Actual return on plan assets......................        2,001       2,067          --          --
                Company contributions.............................        3,622       3,035         925         820
                Participant contributions.........................           --         244          --          --
                Settlements.......................................         (332)        (21)         --          --
                Benefits paid.....................................       (3,163)     (1,872)       (925)       (820)
                                                                     ----------  ----------  ----------  ----------
              Fair value of plan assets at end of fiscal year.....   $   35,192  $   33,064  $       --  $       --
                                                                     ==========  ==========  ==========  ==========
              RECONCILIATION OF FUNDED STATUS
              Benefit obligation in excess of plan assets at end of
                fiscal year.......................................   $    3,932  $    9,279  $   21,535  $   16,519
                Unrecognized actuarial gain/(loss)................        2,853        (590)      3,764       7,544
                Unrecognized prior service cost...................          691         873          --          --
                                                                     ----------  ----------  ----------  ----------
                Accrued liability at end of fiscal year...........   $    7,476  $    9,562  $   25,299  $   24,063
                                                                     ==========  ==========  ==========  ==========

     The following table provides the amounts recognized in the statement of financial position as of February 29, 2000 and February 28, 1999:

                                                                                       OTHER POSTRETIREMENT
                                                                     PENSIONS                 BENEFITS
                                                              ----------------------  ----------------------
                                                                 2000        1999        2000        1999
                                                              ----------  ----------  ----------  ----------
                Accrued benefit cost.......................   $   (7,636) $  (10,095) $  (25,299) $  (24,063)
                Intangible asset...........................           96         115          --          --
                Accumulated other comprehensive income.....           64         418          --          --
                                                              ----------  ----------  ----------  ----------
                Net amount recognized......................   $   (7,476) $   (9,562) $  (25,299) $  (24,063)
                                                              ==========  ==========  ==========  ==========

     The components of periodic costs for the pension and other postretirement benefits were as follows:

                                                                           2000        1999        1998
                                                                        ----------  ----------  ----------
              PENSIONS:
                Service cost.........................................   $    1,795  $    2,290  $    2,326
                Interest cost........................................        2,810       2,920       2,648
                Expected return on plan assets.......................       (2,825)     (2,546)     (4,159)
                Amortization of prior service cost...................          (10)        172       2,271
                Recognized net actuarial cost........................           16          53          --
                                                                        ----------  ----------  ----------
                Net periodic benefit cost............................   $    1,786  $    2,889  $    3,086
                Net curtailment and special termination benefit
                  costs..............................................           26         842          --
                                                                        ----------  ----------  ----------
                        Total pension benefit cost...................   $    1,812  $    3,731  $    3,086
                                                                        ==========  ==========  ==========
              OTHER POSTRETIREMENT BENEFITS:
                Service cost.........................................   $      451  $      473  $      371
                Interest cost........................................        1,711       1,305       1,529
                Expected return on plan assets.......................           --          --          --
                Amortization of prior service cost...................           --        (196)       (203)
                Recognized net actuarial cost........................           --        (756)       (351)
                                                                        ----------  ----------  ----------
                Net periodic benefit cost............................        2,162         826       1,346
                Net curtailment and special termination benefit
                  costs..............................................           --      (4,243)         --
                                                                        ----------  ----------  ----------
                        Total other postretirement benefit cost......   $    2,162  $   (3,417) $    1,346
                                                                        ==========  ==========  ==========

     Periodically, the Company has offered early retirement programs to certain of its salaried and hourly employees for which special termination benefits are recognized.

     The assumptions used in computing the preceding information are as follows:

                                                                            2000      1999
                                                                          --------  --------
              PENSION:
              Discount rate at end of fiscal year......................     8.0%      7.0%
              Expected long-term rate of return on plan assets.........     8.5%      8.5%
              Rates of increase in compensation levels.................     4.5%      4.5%

              OTHER POSTRETIREMENT BENEFITS:
              Discount rate at end of fiscal year......................     8.0%      7.0%

     The rate of increase in per capita costs of covered health care benefits is assumed to be 7.31% in 2000, decreasing gradually to 5.0% by the year 2010. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                                             INCREASE  DECREASE
                                                                             --------  --------
              Effect on accumulated postretirement benefit
                obligation as of February 29, 2000........................   $  2,373  $ (2,021)
              Effect on net periodic postretirement benefit
                cost in fiscal 2000.......................................   $    273  $   (226)

     In addition to the pension and postretirement plans, the Company maintains defined contribution savings plans in which substantially all domestic employees are eligible to participate. The Company made contributions to these plans of approximately $633, $211, and $85 during fiscal 2000, 1999, and 1998, respectively.

10. DISCONTINUED OPERATIONS

     During August and September 2000, the Company made decisions to sell or close a number of its domestic manufacturing operations as part of its efforts to reorganize under Chapter 11 bankruptcy proceedings. These plants comprised a substantial portion of the Nitrogen products business segment and all of the Electrochemicals - N.A. business segment. The Company has accounted for these businesses as discontinued operations for the year ended February 29, 2000, and accordingly, has recorded a loss on the disposition of these businesses, including the estimated operating losses through the disposal date. In addition, in the first quarter of fiscal 2000, the Company sold its Aluminas Chemical business segment. The Aluminas Chemical segment has been treated as a discontinued operation since fiscal 1999, when the plans to sell the division were first announced. Following is a table that summarizes operating losses and the loss on disposal of discontinued operations by segment:

                                                                          2000        1999        1998
                                                                       ----------  ----------  ----------
              NET LOSS FROM DISCONTINUED OPERATIONS:
                Aluminas.............................................  $    1,017  $   (1,899) $      163
                AN Plants............................................     (22,559)    (12,826)     (2,928)
                Electrochemicals - N.A...............................     (31,835)    (14,208)        194
                                                                       ----------  ----------  ----------

                                                                       $  (53,377) $  (28,933) $   (2,571)


              NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS:
                Aluminas.............................................          --  $   (5,651)         --
                AN Plants............................................     (99,151)         --          --
                Electrochemicals - N.A...............................     (76,891)         --          --
                                                                       ----------  ----------  ----------
                                                                       $ (176,042) $   (5,651) $       --

     The Company sold all four of its ammonium nitrate plants under a Court approved asset purchase agreement on October 31, 2000 for approximately $39,000 in cash proceeds. An additional $4,000 of proceeds are being held in escrow to cover certain contingencies should they occur, and accordingly, are not included in the determination of loss on disposal of these assets. In a separate transaction, the Company has dissolved its Avondale Ammonia ("Avondale") joint venture with Cytec Industries, Inc. ("Cytec"). Under a negotiated settlement agreement, the Company's interest in Avondale would be assigned to Cytec in exchange for a cash payment to the Company of approximately $800. The Company recognized a loss on disposition of these assets in fiscal 2000 of $99,151. The loss on disposition includes operating losses for the period from March 1, 2000 through October 31, 2000, of $20,148.

     Net sales for the AN plants and Avondale were $111,915, $114,267 and $124,360 for fiscal 2000, 1999 and 1998, respectively. Operating income (losses) from discontinued operations for the same fiscal periods totaled $(9,916), $(4,567) and $4,602, respectively. Net interest expense was allocated to these discontinued businesses on the basis of sales and assets in the amount of $12,613, $9,322 and $8,491 during fiscal 2000, 1999 and 1998, respectively, and $10,015 during the phase-out period. The net assets of the discontinued nitrogen operations at February 29, 2000 were as follows:

              Accounts receivable, net.....................................         $ 14,077
              Inventory....................................................            9,645
                                                                                    --------
                        Total current assets...............................           23,722
                                                                                    --------
              Property, plant and equipment, net...........................           88,386
              Investment in and advances to affiliates.....................           11,601
              Other assets.................................................            2,563
                                                                                    --------
              Net assets from discontinued nitrogen operations.............         $126,272
                                                                                    ========

     Also as part of its restructuring in Chapter 11, the Company decided to shut down and sell its fluorocarbon plant and to sell its chlor-alkali plant, both located on the same site in Gramercy, Louisiana. These operations comprise the entire Electrochemicals - N.A. business segment. The Company is currently negotiating an asset purchase agreement with a third party for the sale of these facilities, which management expects to close prior to May 2001. The Company recognized a loss on disposition of these assets in fiscal 2000 of $76,891. The loss on disposition includes estimated operating losses for the period from March 1, 2000 through the anticipated disposal date of $22,836

     Net sales for the Electrochemicals - N.A. business segment were $50,518, $68,475 and $84,852 for fiscal 2000, 1999 and 1998, respectively. Operating income (losses) for the same fiscal periods totaled $(12,352), $(8,823) and $3,184, respectively. Net interest expense was allocated to Electrochemicals -N.A. on the basis of sales and assets in the amount of $6,491, $5,251 and $3,854 during fiscal 2000, 1999 and 1998, respectively, and $6,567 during the phase-out period. The net assets of the discontinued nitrogen operations at February 29, 2000 were as follows:

               Accounts receivable, net.......................................          $   7,128
               Inventory......................................................              6,531
                                                                                        ---------
                         Total current assets.................................             13,659
                                                                                        ---------
               Property, plant and equipment, net.............................             57,199
               Investment in and advances to affiliates.......................                  0
               Other assets...................................................              1,688
                                                                                        ---------
               Net assets from discontinued electrochemical operations........          $  72,546
                                                                                        =========

     In November 1998, the Company adopted plans for the sale of Aluminas and accounted for the financial results, net assets and cash flow of the business unit as a discontinued operation. Accordingly, previously reported financial results for all periods have been restated to reflect the business as a discontinued operation.

     In connection with the decision to discontinue this business, the Company recognized a loss of $493 from operations during the phase-out period (December 1, 1998, through June 3, 1999, the effective date of the sale) and a loss on the disposal of assets of $8,804, which includes a curtailment gain from employee pension and postretirement plans of $3,863 and gain on the sale of one of the equity investments held by Aluminas of $6,500. At February 28, 1999, the Company had accrued approximately $19,167 for the expected loss on the remaining assets and included the amount in net assets of discontinued operations.

     The sale was completed on June 3, 1999, at which time the Company received approximately $25,000 for the remaining assets. In November
1999, the Company received certain contingent payments aggregating $1,907. The contingent payments, net of certain additional costs associated with the discontinued operation in excess of expected costs accrued at February 28, 1999, resulted in a reduction of the loss on disposal of $1,017, net of tax, during the year ended February 29, 2000.

     Net sales from Aluminas were $7,805, $30,365 and $38,444 for fiscal 2000, 1999 and 1998, respectively. Operating income (losses) from discontinued operations for the same fiscal periods totaled $753, ($4,957) and ($115), respectively. Net interest expense allocated to discontinued operations on the basis of sales and assets was $2,126 and $2,971 during fiscal 1999 and 1998, respectively. Net interest of $764 was allocated after the measurement date and included in the determination of the loss from discontinued operations. The net assets of the discontinued operation at February 28, 1999 were as follows:

                                                                                  1999
                                                                               ---------
              Accounts receivable, net.................................        $  10,240
              Inventory................................................            7,983
                                                                               ---------
                        Total current assets...........................           18,223
                                                                               ---------
              Property, plant and equipment, net.......................           32,003
              Investment in and advances to affiliates.................            1,775
              Other assets.............................................              356
                                                                               ---------
                        Total assets...................................        $  52,357
                                                                               =========
              Accounts payable.........................................        $   4,980
              Accrued loss on sale.....................................           19,167
              Deferred tax liability...................................            1,130
                                                                               ---------
                        Total liabilities..............................        $  25,277
                                                                               ---------
              Net assets from discontinued operation...................        $  27,080
                                                                               =========

11. COMMITMENTS AND CONTINGENCIES

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

     In connection with all sites, the Company recorded accruals of approximately $306 and $249 in fiscal years 2000 and 1999, respectively. Other accrued liabilities include $1,529 and $1,411 for the current portion of estimated clean-up expenditures and related accruals at February 29, 2000 and February 28, 1999, respectively. The balance of spending identifiable to future years in other non-current liabilities totals $1,733 and $1,734 at February 29, 2000 and February 28, 1999, respectively.

     While the recorded amounts represent the Company's best estimate of the costs of such matters, it is reasonably possible that additional costs may be incurred. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $1,500. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which accruals are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current accruals for environmental remediation and the possible range of additional costs, the Company has not assumed it will bear the entire cost of remediation of every site to the exclusion of the former owners of such sites. The ability of the former owners to participate has been taken into account, based generally on their financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

     On June 21, 1999, Elf Atochem North America ("Elf Atochem") filed an action in U.S. District Court in Wilmington, Delaware against the Company alleging the Company infringed an Elf Atochem patent in connection with the Company's manufacture of HCFC 141b. The action sought to enjoin the Company from continuing an alleged infringement of Elf Atochem's patent, treble damages for lost profits, costs, prejudgment interest and attorney fees. Although the Company believed that it had a defensible position and valid counter claim in this matter, in June 2000, it determined that it was in the Company's best interest to settle the dispute without further litigation, and accordingly, entered into a settlement and license agreement with Elf Atochem. Under the terms of the settlement, Elf Atochem granted the Company a license to use certain patents in the manufacture of HCFC 141b. In consideration for the license, the Company agreed to pay Elf Atochem a one-time lump sum fee of $1,200 and royalties in the amount of $.10 per pound of HCFC 141b produced or sold subsequent to May 4, 2000. The Company's obligation to make payments under this agreement will cease once the aggregate payments by the Company, including the lump sum fee, reaches $4,500. During the year ended February 29, 2000, the Company recorded expenses aggregating $5,644, which represents the total legal and settlement costs incurred and expected to be incurred in connection with this matter.

     In December 1997, the Company was named as a defendant in three civil antitrust actions, two of which were the same cases brought in separate jurisdictions, one of which was subsequently dismissed. These actions were brought predominantly by various mining concerns alleging the Company violated the federal antitrust laws, various state antitrust and unfair trade practice statutes and common law fraud in connection with the Company's blasting grade ammonium nitrate business as conducted in the mid-to-late 1980's and early 1990's. During the year ended February 29, 2000, the Company reached an agreement with the plaintiff to settle all claims against the Company. Under the terms of that settlement, the Company made an initial payment of $750 and will make additional payments not to exceed $3,750, based in part on the Company's net earnings, over the next five years. Minimum payments of $500 are required on the first three anniversaries of execution of the settlement and payments of $300 are required on the last two anniversaries with an aggregate minimum, inclusive of the initial payment, of approximately $3,000. The Company included the net present value of the minimum payments due under this settlement, $100, in its results of operations for the year ended February 29, 2000. The present value of the remaining minimum payments due under the settlement of $1,900 is included in other non-current liabilities in the accompanying February 29, 2000 consolidated balance sheet.

     On June 27, 1996, Marathon Oil Company and Marathon Pipe Line Company (together, "Marathon") initiated litigation against the Company and another defendant in connection with a 1996 petroleum release near the Company's Gramercy facility, and in connection therewith a class action lawsuit and one other lawsuit were filed against the Company and Marathon. Marathon's lawsuit against the Company was settled for $2,000 in October 1998. The Company has met its $1 million self-insured retention and its liability insurance carrier has paid the balance. In March 1999, plaintiffs accepted an offer by all defendants to settle the class action for a lump sum of $1,500. The Company's allocated portion of the settlement is $375, which was paid by the Company's insurance carriers. The third claim has remained dormant since filing, and the Company, although it believes it has meritorious defenses to the claim, and in any case has insurance coverage for possible losses, believes that the case can be settled for a nominal amount.

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

     In addition to the matters discussed above, the Company is involved in certain other legal actions and claims arising in the ordinary course of business. The amounts asserted in these matters are material to the Company's consolidated financial statements, and certain claimants have not yet asserted an amount. Although it is inherently impossible to predict with any degree of certainty the outcome of such legal actions and claims, in the opinion of management (based on advice of the Company's corporate and other legal counsel) such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position and results of operations. It is possible, however, that the resolution of certain matters could be material to the results of operations of any single fiscal quarter.

     The Company leases facilities and equipment consisting primarily of its corporate office, electric power co-generation systems, transportation and computer equipment. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Certain of the leases have renewal terms at the option of the Company. Lease obligations for continuing operations with initial or remaining non-cancelable terms in excess of one year as of February 29, 2000 are as follows:

                                                                            CAPITAL   OPERATING
                                                                            LEASES     LEASES
                                                                            -------   ---------
    Fiscal years ending February,
      2001...............................................................   $   85    $   1,285
      2002...............................................................        5        1,172
      2003...............................................................       --        1,026
      2004...............................................................       --          424
      2005...............................................................       --          241
      Thereafter.........................................................       --          483
                                                                            ------    ---------
              Total minimum lease payments...............................   $   90    $   4,631
                                                                                      =========
    Less estimated executory costs and imputed interest costs............       31
                                                                            ------
    Present value of minimum lease payments..............................   $   59
                                                                            ======

     Total rental expense under operating leases for continuing operations totaled approximately $2,678, $2,265, and $3,396 during fiscal years 2000, 1999 and 1998, respectively.

     Several of the Company's facilities and those of some of its joint ventures are integrated with the operations of other companies. As a result, the companies involved share certain common facilities and services, including power generation. Generally, the Company maintains certain long-term supply contracts with the appropriate parties.

     As of February 29, 2000 and February 28, 1999, the Company had approximately $5,476 and $1,851 committed for letters of credit, respectively.

12. INCOME TAXES

     The (provision) benefit for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the (provision) benefit for income taxes are as follows:

                                                                                2000            1999            1998
                                                                             ----------      ----------      -------

   Current:
     Federal............................................................     $    1,010      $   1,046       $  (1,953)
     Foreign............................................................             --         (5,820)           (201)
     State..............................................................             --             --             728
                                                                             ----------      ---------       ---------
                                                                                  1,010         (4,774)         (1,426)
                                                                             ----------      ---------       ---------
   Deferred:
     Federal............................................................     $      659      $  (1,669)      $   4,871
     Foreign............................................................         (1,669)         4,570              --
     State..............................................................             --            385             (54)
                                                                              ---------      ---------       ---------
                                                                                 (1,010)         3,286           4,817
                                                                              ---------      ---------       ---------
   (Provision) benefit for income taxes from continuing
     operations before extraordinary charges............................             --         (1,488)          3,391
   Tax (provision) benefit for discontinued operations..................             --          3,582             262
   Tax benefit for extraordinary charges................................             --             --           7,740
                                                                              ---------      ---------       ---------
             Total (provision) benefit for income taxes.................      $      --       $  2,094       $  11,393
                                                                              =========       ========       =========

     The domestic and foreign components of (loss) earnings from continuing operations before income taxes were as follows:

                                                                                 2000           1999             1998
                                                                             -----------    -----------      --------

   Domestic.............................................................     $  (12,791)    $   (8,681)      $   (7,065)
   Foreign..............................................................         (6,455)         4,235              446
                                                                             ------------   ----------       ----------
             Total......................................................     $  (19,246)    $   (4,446)      $   (6,619)
                                                                             ==========     ==========       ==========

     The Company has not provided for U.S. income taxes or international withholding taxes on $2,249 of international subsidiaries' undistributed earnings as of February 29, 2000, which are reinvested indefinitely. Reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations before extraordinary charges follows:

                                                                                  2000             1999         1998
                                                                              -----------     -----------    --------

   Tax benefit at federal statutory rate................................      $     6,736      $    1,561    $  2,317
   State income taxes, net of federal income tax benefit................               --           1,449       1,155
   Foreign tax provision in excess of federal statutory rate............             (534)           231         (45)
   Increase in valuation allowance......................................           (6,202)        (4,685)         --
   Percentage depletion.................................................               --             --          70
   Other................................................................               --            (44)       (106)
                                                                               ----------       ----------    --------
             Total......................................................      $        --      $  (1,488)    $ 3,391
                                                                              ===========      ==========    ========

Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                     2000               1999
                                                                                 -----------        --------

   Accrued expenses..........................................................    $    6,326         $  10,174
   Other.....................................................................         2,906             3,175
                                                                                 ----------         ---------
     Current, net............................................................         9,232            13,349
                                                                                 ----------         ---------
   Property, plant and equipment.............................................       (36,909)          (33,039)
   Employee benefit obligations..............................................        13,726            12,741
   Loss carryforward.........................................................         6,821             1,238
   AMT credit carryforward...................................................         5,139             6,150
   Other.....................................................................        (2,105)              802
                                                                                 ----------         ---------
     Noncurrent, net.........................................................       (13,328)          (12,108)
                                                                                 ----------        ----------
   Valuation allowance for deferred tax assets...............................       (11,487)           (5,285)
                                                                                 ----------        ----------
             Total attributable to continuing operations,
               net...........................................................       (15,583)           (4,044)
   Discontinued operations...................................................            --            (1,130)
                                                                                 ----------        ----------
   Net deferred tax assets (liabilities).....................................    $  (15,583)       $   (5,174)
                                                                                 ==========        ==========


     At February 29, 2000, the Company had federal and state operating loss carryforwards of approximately $64,899 that will begin to expire in 2019. The Company also has approximately $5,139 in alternative minimum tax ("AMT") carryforwards available to offset future taxes for an unlimited time period. For financial reporting purposes, the valuation allowance has been increased at February 29, 2000 and February 28, 1999 to reduce the net deferred tax assets. The Company has not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of available evidence in assessing the current realizability of the related tax benefits indicates that the underlying assumptions of future profitability contain risks that do not provide sufficient assurance (based on generally accepted accounting principles) to recognize such tax benefits. The Company will continue to assess the valuation allowance and make adjustments as appropriate in future periods.


13. REDEEMABLE COMMON STOCK AND OTHER STOCK PLANS

     The Company allows certain of its executive officers, management employees and directors to own common stock. At February 29, 2000 and February 28, 1999, 3,935 and 4,633 shares, respectively, were outstanding pursuant to its 1995 Stock Purchase Plan (the "1995 Plan,") and the Board of Directors Stock Purchase Plan (the "Directors Plan"). Generally participants in the 1995 Plan must use 25% of any annual bonuses to purchase stock up to specified amounts. The 1995 Plan and the Directors Plan provide that certain executive officers, management employees and directors of the Company will be, at the discretion of the Board of Directors, eligible to purchase shares of the Company's common stock at fair value (as determined by independent appraisal).

     In connection with the 1995 Plan and the Directors Plan, the Company may agree to guarantee loans used to finance the purchase of such stock. Upon termination of employment or directorship, the shares must be sold to the Company at fair value. Fair value was $0 and $114 per share at February 29, 2000 and February 28, 1999, respectively, and the aggregate value of such applicable shares is reflected as redeemable common stock in the accompanying consolidated balance sheets. As a result of the Company's Chapter 11 filing, it is doubtful that the shares will have any value in the foreseeable future. All redemption provisions of the Company's shares expire upon a public offering of the Company's common stock. The Company has guaranteed indebtedness of certain executive officers, management employees and directors pursuant to the 1995 Plan and the Directors Plan aggregating $0 and $229 as of February 29, 2000 and February 28, 1999, respectively.

     The following table summarizes activity in the Company shares that have redemption features:

                                                                   2000          1999
                                                              -------------   ----------
                                                                REDEEMABLE    REDEEMABLE
                                                                  COMMON        COMMON
                                                                   STOCK         STOCK
                                                              -------------   ----------

    Balance at beginning of year.........................       $     528      $   3,505
    Adjustment in value..................................            (449)          (769)
    Other shares issued..................................               0            128
    Repurchases..........................................             (79)        (2,336)
                                                                ---------      ---------
    Balance at end of year...............................       $       0      $     528
                                                                =========      =========

     The Company has instituted certain executive and other key employee benefit plans intended to provide incentives to those employees. The 1997 Stock Option Plan ("Option Plan") provides incentives in the form of grants of stock options and is intended to recognize and reward outstanding individual performance. The Management Stock-Based Incentive Plan ("Stock Plan") enables key management employees to acquire financial interests in the Company through the award of phantom stock interests tracking the performance of the Company's common stock but with the benefit payable in cash. The Annual Incentive Plan is intended to provide a cash bonus incentive for key management employees to achieve targeted operational results and individual goals. All such plans are to be administered by the Compensation Committee, which is empowered to determine those employees eligible to participate, the type and amount of awards to be made and the various restrictions applicable to such awards. Prior to fiscal 1999, no awards under the Option Plan or the Stock Plan had been granted.

     Effective March 1, 1998, phantom stock appreciation rights ("phantom SAR's") were issued to certain key management employees pursuant to the stock plan. The phantom SAR's vest on the third anniversary of the issuance date and forfeit if the recipient terminates employment for any reason prior to the vesting date. The value of the phantom SAR's is based on the appreciation of the share value between the issuance and vesting dates. A total of 2,150 phantom SAR's were issued based on a share value of $280 with 800 having been forfeited during fiscal 1999. Based on the February 29, 2000 share value of $0, the 1,350 phantom SAR's outstanding at fiscal year-end had no value and, accordingly, no cost associated with these awards was recognized.


14. FINANCIAL INSTRUMENTS

    The Company is exposed to the impact of interest and foreign exchange rate changes. With an objective of managing the impact of such changes on earnings and cash flow, the Company previously had a French Franc (FRF) and two Deutsche Mark (DEM) cross currency interest rate swaps which had a combined fair market value of ($5,173) at February 28, 1999. The DEM contracts were liquidated in July 1999 for a gain of approximately $1,100, and the FRF contract was liquidated in November 1999 for a gain of approximately $900.

     At February 29, 2000 the Company has commitments outstanding under their natural gas fixed price purchase contracts to purchase approximately $3,003 of natural gas during March and April 2000. If the Company settled these contracts at February 29, 2000, a $116 gain would have been recognized.

     The following sets forth the open positions and the fair value of the Company's natural gas collar positions, which mature in the subsequent fiscal year, as of February 29, 2000 and 1999:

                                                                          QUANTITY           FAIR VALUE        CARRYING VALUE
                                                                        ------------         ----------        --------------
                                                                        (IN MMBTUS)
    FEBRUARY 29, 2000
    Purchased Call Options.........................................             --               $  --             $  --
    Written Put Options............................................             --               $  --             $  --
    FEBRUARY 28, 1999
    Purchased Call Options.........................................           5,002              $ 106             $  --
    Written Put Options............................................           5,002              $ (39)            $  --

     The fair values are based on quoted market prices.

     In connection with its acquisition of ChlorAlp in fiscal 1998 (see Note 3), the Company indirectly obtained a joint venture interest in a power generation facility, which uses natural gas to generate power for the manufacturing operation. Prices for natural gas used in the facility are based on European fuel and gas oil prices. In fiscal 1999, the Company, through a wholly owned European subsidiary, entered into a spread oil swap agreement ("SOS agreement") to reduce its exposure to fluctuations in its natural gas prices. The contract covered three years and was for a notional amount of 2,430,000 barrels. A portion of the contract settled every six months in an amount determined on a monthly basis, which is based on a defined spread between certain forward fuel and gas oil prices multiplied by the notional quantity settled. During the year ended February 29, 2000, the Company liquidated its position in this instrument for an aggregate realized gain of $1,950.

     The carrying amount of the Company's variable rate debt approximates its fair value. At February 29, 2000 and February 28, 1999, the fair value of all term debt approximated $80,000 and $135,000, respectively, based primarily on market prices.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The Company places its cash and equivalents with high quality institutions; however, at times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company routinely assesses the financial strength of its customers and does not believe the trade account receivable credit risk exposure is significant. The fair value of these financial instruments approximated book value at February 29, 2000 and February 28, 1999.


15. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's continuing operations in two principal business segments:
Nitrogen Products and Electrochemical Products -- Europe ("Electrochemicals -- Europe"). The Nitrogen Products segment consists of 23 facilities that distribute anhydrous and aqua ammonia in North America. The Electrochemical -- Europe segment consists of caustic soda and chlorine production facilities located in France and Germany (see Note 3). Operating profit includes all costs and expenses directly related to the segment involved.

     Following is a tabulation of business segment information for continuing operations for each of the past three fiscal years:

                                                                                     2000             1999           1998
                                                                                 -----------      -----------    --------
            Net sales:
              Nitrogen products......................................            $    53,493      $    74,508    $   113,155
              Electrochemical products -- Europe.....................                151,022          132,292         20,204
                                                                                 -----------      -----------    -----------
                      Total..........................................            $   204,515      $   206,800    $   133,359
                                                                                 ===========      ===========    ===========
            (Loss) income from continuing operations:
              Nitrogen products......................................            $    10,412      $     4,201    $     6,695
              Electrochemical products -- Europe.....................                 (6,596)           3,424         (1,383)
              Corporate expense......................................                 (9,486)          (7,874)        (7,995)
                                                                                 ------------     -----------    -----------
            Loss from continuing operations..........................                 (5,670)            (249)        (2,683)
            Interest and amortization expense........................                 (7,500)          (5,741)        (2,194)
            Income (loss) from equity investments....................                  1,627            2,614           (619)
            Other (expense) income, net..............................                 (7,703)          (1,070)        (1,123)
                                                                                 ------------     ------------   ------------
            Loss from continuing operations before income
              taxes and other items..................................            $   (19,246)     $    (4,446)   $    (6,619)
                                                                                 ===========      ===========    ===========
            Depreciation:
              Nitrogen products......................................            $     1,236      $     1,532    $     2,923
              Electrochemical products -- North America..............                     --               --             --
              Electrochemical products -- Europe.....................                 12,269            2,968            801
              Corporate..............................................                    215            1,019            965
                                                                                 -----------      -----------    -----------
                      Total..........................................            $    13,720      $     5,519    $     4,689
                                                                                 ===========      ===========    ===========
            Capital expenditures (including acquisitions):
              Nitrogen products......................................            $     1,721      $     2,269    $     2,248
              Electrochemical products -- Europe.....................                 32,600           13,284         17,622
                                                                                 -----------      -----------    -----------
                      Total..........................................            $    34,321      $    15,553    $    19,870
                                                                                 ===========      ===========    ===========
            Long lived assets by geographic area:
              North America..........................................            $    32,248      $    34,440    $    41,128
              Europe.................................................                 88,906           62,715         50,665
                                                                                 -----------      -----------    -----------
                      Total..........................................            $   121,154      $    97,155    $    91,793
                                                                                 ===========      ===========    ===========

     Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.




                                                                            2000            1999            1998
                                                                         ----------      ----------      -------
       EBITDA:
         Nitrogen products..........................................     $  12,782       $   6,120       $  10,323
         Electrochemical products -- Europe.........................         6,875          21,949           1,610
         Corporate expense..........................................        (5,642)         (7,408)         (4,978)
                                                                         ---------       ---------       ---------
                 Total..............................................     $  14,015       $  20,661       $   6,955
                                                                         =========       =========       =========

      EBITDA represents income from operations plus cash received from equity investments, plus depreciation, amortization and other non-cash and non-recurring transactions reflected in income from operations. In addition, prior to its acquisition in June 1999, EBITDA also included the Company's equity interest in the EBITDA of ChlorAlp. EBITDA should not be considered as an alternative measure of net income or cash flow provided by operating activities (both as determined in accordance with accounting principles generally accepted in the United States), but is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. The primary difference between EBITDA and cash flows provided by operating activities relates primarily to changes in working capital requirements and payments made for interest and income taxes.

   Below is Condensed Balance Sheet information for the Company's European subsidiaries:

                                                                                     2000               1999
                                                                                 ----------         ----------
   Current assets............................................................    $   42,164          $  32,717
   Property and equipment, net...............................................        71,961             26,347
   Other assets..............................................................        16,944             50,354
                                                                                 ----------         ----------
     Total assets............................................................       131,069            109,418

   Current liabilities.......................................................        58,906             43,455
   Intercompany payables to parent...........................................        42,221             26,951
   Other liabilities.........................................................        15,081              1,411
                                                                                 ----------         ----------
     Total liabilities.......................................................       116,208             71,817

   Equity....................................................................        14,861             37,601
                                                                                 ----------         ----------
     Total liabilities and equity............................................    $  131,069          $ 109,418
                                                                                 ==========         ==========


16. UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited fiscal 2000, 1999 and 1998 pro forma financial information gives effect to the investment in ChlorAlp (Note 5), the issuance of the Notes (Note 7) and the acquisition of the German Facilities (Note 3), as if each had occurred at the beginning of fiscal 1998. The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such transactions actually occurred at the beginning of such periods nor is it necessarily indicative of future results of operations of the combined Company:

                                                                                            2000          1999            1998
                                                                                        ----------      ---------      ---------
    Net sales.....................................................................       $ 228,878      $ 312,514      $ 337,991
    (Loss) income from continuing operations before income taxes
      and extraordinary charge....................................................         (15,193)         2,487         (3,965)
    Net loss......................................................................        (246,302)       (37,666)       (16,698)

                             LAROCHE INDUSTRIES INC.
                             (DEBTOR IN POSSESSION)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT      CHARGED TO       CHARGED TO                        BALANCE AT
                                                    BEGINNING       COSTS AND          OTHER                            END OF
DESCRIPTION                                         OF PERIOD       EXPENSES         ACCOUNTS        DEDUCTIONS         PERIOD
-----------                                       -----------      ----------       ----------       ----------       -----------
YEAR ENDED FEBRUARY 29, 2000
Allowance for doubtful accounts..............     $     499              571             --              340(1)        $    730
Valuation allowance for deferred tax asset...        15,582           32,783             --               --             48,365

YEAR ENDED FEBRUARY 28, 1999
Allowance for doubtful accounts..............     $     527               53             --               81(1)        $    499
Valuation allowance for deferred tax asset...           600           14,982             --               --             15,582

YEAR ENDED FEBRUARY 28, 1998
Allowance for doubtful accounts..............     $     776               36             --              285(1)        $    527
Valuation allowance for deferred tax asset...           600               --             --               --                600

----------
(1)  Uncollectible accounts written off, net of recoveries.

                         [LAROCHE INDUSTRIES INC. LOGO]